Form 10-Q
period 1995-09-30
JMB INCOME PROPERTIES LTD V
filed 1995-11-14
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



                                FORM 10-Q



               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934




For the quarter ended September 30, 1995    Commission file #0-8716




                     JMB INCOME PROPERTIES, LTD. - V
         (Exact name of registrant as specified in its charter)




                Illinois                   36-2897158
      (State of organization)     (IRS Employer Identification No.)



  900 N. Michigan Ave., Chicago, IL           60611
(Address of principal executive office)     (Zip Code)




Registrant's telephone number, including area code 312/915-1987




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

                            TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements. . . . . . . . . . . . . . .      3


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations . .     14



PART II     OTHER INFORMATION


Item 5.     Other Information . . . . . . . . . . . . . . . .     18


Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . .     19

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                        JMB INCOME PROPERTIES, LTD. - V
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                                          CONSOLIDATED BALANCE SHEETS

                                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                  (UNAUDITED)

                                                    ASSETS
                                                    ------
                                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                                 1995            1994
                                                                            -------------     -----------
Current assets:
  Cash and cash equivalents (note 1). . . . . . . . . . . . . . . . . . .     $ 10,419,847      3,722,315
  Short-term investments (note 1) . . . . . . . . . . . . . . . . . . . .            --         4,780,996
  Interest, rents and other receivables . . . . . . . . . . . . . . . . .          616,895        861,340
  Prepaid expenses and other current assets . . . . . . . . . . . . . . .           60,668         60,918
                                                                              ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . . .       11,097,410      9,425,569
                                                                              ------------   ------------

Investment properties, at cost:
    Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,751,617      2,751,617
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .       29,752,645     29,738,353
                                                                              ------------   ------------
                                                                                32,504,262     32,489,970
    Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .       17,651,329     16,993,790
                                                                              ------------   ------------
        Total investment properties, net of accumulated depreciation. . .       14,852,933     15,496,180
                                                                              ------------   ------------
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .           87,792        127,153
                                                                              ------------   ------------
                                                                              $ 26,038,135     25,048,902
                                                                              ============   ============

                                        JMB INCOME PROPERTIES, LTD. - V
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                                    CONSOLIDATED BALANCE SHEETS - CONTINUED

                             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                             -----------------------------------------------------

                                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                                 1995            1994
                                                                            -------------     -----------
Current liabilities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     --           703,449
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . .          725,327        678,292
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .           41,428        134,613
  Due to affiliates (note 5). . . . . . . . . . . . . . . . . . . . . . .        1,219,866      1,141,052
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .          202,392        204,215
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .          483,137          --
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . . .           20,120         41,352
                                                                              ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . . .        2,692,270      2,902,973
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . .           19,766         13,016
Long-term debt, less current portion. . . . . . . . . . . . . . . . . . .       25,877,306     26,426,311
                                                                              ------------   ------------
Commitments and contingencies (notes 2, 3, 4 and 6)

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .       28,589,342     29,342,300
Venture partner's subordinated equity in venture. . . . . . . . . . . . .       10,499,044      9,607,142
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . .        1,383,949      1,358,440
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .       (3,089,066)    (3,089,066)
                                                                              ------------   ------------
                                                                                (1,704,117)    (1,729,626)
                                                                              ------------   ------------
  Limited partners (38,505 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . . .       34,926,505     34,926,505
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . .       25,826,821     25,002,041
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .      (72,099,460)   (72,099,460)
                                                                              ------------   ------------
                                                                               (11,346,134)   (12,170,914)
                                                                              ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . . . .      (13,050,251)   (13,900,540)
                                                                              ------------   ------------
                                                                              $ 26,038,135     25,048,902
                                                                              ============   ============

                         See accompanying notes to consolidated financial statements.

                                        JMB INCOME PROPERTIES, LTD. - V
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                  (UNAUDITED)

                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           SEPTEMBER 30                  SEPTEMBER 30
                                                    --------------------------   --------------------------
                                                        1995           1994          1995          1994
                                                    -----------     ----------   -----------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . .   $ 2,672,354      2,685,198     7,855,169      8,007,060
  Interest income . . . . . . . . . . . . . . . .       133,355        205,583       370,251        488,881
                                                    -----------     ----------   -----------    -----------
                                                      2,805,709      2,890,781     8,225,420      8,495,941
                                                    -----------     ----------   -----------    -----------
Expenses:
  Mortgage and other interest . . . . . . . . . .       608,465        710,998     1,839,720      2,145,301
  Depreciation. . . . . . . . . . . . . . . . . .       225,846        236,471       657,539        682,069
  Property operating expenses . . . . . . . . . .     1,321,849      1,247,873     3,762,381      3,665,290
  Professional services . . . . . . . . . . . . .         --               168        80,080         82,539
  Amortization of deferred expenses . . . . . . .        13,120         15,107        39,361         45,323
  General and administrative. . . . . . . . . . .          (698)         9,168        25,397         49,933
                                                    -----------     ----------   -----------    -----------
                                                      2,168,582      2,219,785     6,404,478      6,670,455
                                                    -----------     ----------   -----------    -----------
       Operating earnings . . . . . . . . . . . .       637,127        670,996     1,820,942      1,825,486

Partnership's share of operations of
  unconsolidated venture. . . . . . . . . . . . .         --              --           --           (68,090)
Venture partner's share of venture's
  operations. . . . . . . . . . . . . . . . . . .      (319,855)      (335,004)     (970,653)      (970,547)
                                                    -----------     ----------   -----------    -----------

       Net operating earnings . . . . . . . . . .       317,272        335,992       850,289        786,849

Gain on sale or disposition of
  investment properties . . . . . . . . . . . . .         --             9,851         --           447,582
                                                    -----------     ----------   -----------    -----------

       Net earnings . . . . . . . . . . . . . . .   $   317,272        345,843       850,289      1,234,431
                                                    ===========     ==========   ===========    ===========

                                        JMB INCOME PROPERTIES, LTD. - V
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                               CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED




                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           SEPTEMBER 30                  SEPTEMBER 30
                                                    --------------------------   --------------------------
                                                        1995           1994          1995          1994
                                                    -----------     ----------   -----------    -----------

       Net earnings per limited partnership
         interest:
             Net operating earnings . . . . . . .   $      7.99           8.46         21.42          19.82
             Gain on sale or disposition of
               investment properties. . . . . . .         --               .25         --             11.51
                                                    -----------     ----------   -----------    -----------

                                                    $      7.99           8.71         21.42          31.33
                                                    ===========     ==========   ===========    ===========
       Cash distributions per limited
         partnership interest . . . . . . . . . .   $     --             --            --             --
                                                    ===========     ==========   ===========    ===========





















                         See accompanying notes to consolidated financial statements.

                                        JMB INCOME PROPERTIES, LTD. - V
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                  (UNAUDITED)
                                                                                   1995             1994
                                                                               ------------    ------------
Cash flows from operating activities:
  Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   850,289       1,234,431
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       657,539         682,069
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .        39,361          45,323
    Amortization of discount on mortgage notes receivable . . . . . . . . . .         --             (7,553)
    Partnership's share of operations of unconsolidated
      venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --             68,090
    Venture partner's share of venture's operations . . . . . . . . . . . . .       970,653         970,547
    Gain on sale or disposition of investment property. . . . . . . . . . . .         --           (447,582)
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . . .       244,445         (83,438)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           250         (33,906)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (93,185)       (101,882)
    Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . .        78,814          85,542
    Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,823)         (4,073)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . .       483,137         476,419
    Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . .       (21,232)          6,182
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . .         6,750          (1,000)
                                                                               ------------     -----------
          Net cash provided by operating activities . . . . . . . . . . . . .     3,214,998       2,889,169

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . . .     4,780,996      (1,769,279)
  Additions to investment properties. . . . . . . . . . . . . . . . . . . . .       (14,292)       (593,494)
  Principal payments on mortgage notes receivable . . . . . . . . . . . . . .         --             74,533
                                                                               ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . . .     4,766,704      (2,288,240)
                                                                               ------------     -----------
Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (703,449)          --
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . . .      (501,970)       (542,125)
  Venture partner's contributions to venture. . . . . . . . . . . . . . . . .       622,696         622,696
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . . .      (701,447)       (701,447)
                                                                               ------------     -----------
          Net cash used in financing activities . . . . . . . . . . . . . . .    (1,284,170)       (620,876)
                                                                               ------------     -----------

                                        JMB INCOME PROPERTIES, LTD. - V
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                   1995             1994
                                                                               ------------    ------------

          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .     6,697,532         (19,947)
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . . . . . . . . . . . . . . .     3,722,315         555,369
                                                                               ------------     -----------

          Cash and cash equivalents,
            end of period . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 10,419,847         535,422
                                                                               ============     ===========

Supplemental disclosure of cash flow
  information:
    Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  1,841,543       2,149,374
                                                                               ============     ===========
    Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
                                                                               ============     ===========





















                         See accompanying notes to consolidated financial statements.

                     JMB INCOME PROPERTIES, LTD. - V
                         (A LIMITED PARTNERSHIP)
                        AND CONSOLIDATED VENTURE

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1995 AND 1994

                               (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1994 which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its venture, Wachovia Building Associates ("Wachovia") (note 3(b)). The effect of all significant transactions between the Partnership and this venture has been eliminated. The equity method of accounting had been applied in the accompanying consolidated financial statements with respect to the Partnership's former interest in Fishkill Associates ("Fishkill") (note 3(c)). Accordingly, the accompanying consolidated financial statements do not include the accounts of Fishkill.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the venture as described above.

Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the nine months ended September 30:

                               1995                     1994
                   ------------------------   ----------------------
                    GAAP BASIS    TAX BASIS   GAAP BASIS   TAX BASIS
                   -----------    ---------   ----------   ---------

Net earnings. . . .   $850,289      785,929    1,234,431   1,405,257
Net earnings
 per limited
 partnership
 interest . . . . .   $  21.42        19.80        31.33       35.58
                      ========     ========    =========   =========

     The net earnings per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (38,505). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Certain amounts in the 1994 consolidated financial statements have been reclassed to conform to the 1995 presentation.

                     JMB INCOME PROPERTIES, LTD. - V
                         (A LIMITED PARTNERSHIP)
                        AND CONSOLIDATED VENTURE

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($9,909,651 and $3,722,315 at September 30, 1995 and December 31, 1994,
respectively) as cash equivalents with any remaining amounts (generally with maturities of one year or less) reflected as short-term investments being held to maturity.


(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership acquired, either directly or through joint ventures, two office building complexes and nine shopping centers. Nine properties have been sold or disposed of by the Partnership. The remaining two properties owned at September 30, 1995 were operating. The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs.

     (b)  Bristol

     During the fourth quarter of 1989, the Partnership consummated a lease which provides for the addition of an approximately 90,000 square foot anchor store at the Bristol Mall shopping center located in Bristol, Virginia. Pursuant to the terms of the lease, the Partnership or its assignee is required to build the anchor store and complete a mall enhancement program. Even though the Partnership has reached an agreement in principle with the anchor store to fund the majority of the remaining costs to build the anchor store, it appears likely that Partnership funds will be required to fund the remainder of the cost of the anchor store and pay for the enhancement program (currently estimated to total approximately $4,000,000). The decision to commit Partnership funds to these items will depend upon the Partnership's ability to reach definitive agreements with the anchor store, which would include an amendment of its lease. Construction of the anchor store would also require certain agreements with the existing mortgage lender. There is no assurance that the Partnership will obtain the necessary binding agreements with the anchor store and the mortgage lender, and in the event they are not obtained, the Partnership may decide not to build the anchor store and complete the mall enhancement.

If the Partnership does not commit the additional funds necessary for the mall enhancement, the anchor store has the right to terminate the existing lease agreement and the Partnership would be required to absorb the amount of the initial development costs incurred for this investment. To explore the Partnership's options respecting this property, the Partnership is also currently marketing the property for sale. However, there can be no assurance that a sale of the property can be consummated.

                     JMB INCOME PROPERTIES, LTD. - V
                         (A LIMITED PARTNERSHIP)
                        AND CONSOLIDATED VENTURE

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at September 30, 1995 is a party to one operating joint venture agreement. Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the venture.

     There are certain risks associated with the Partnership's investment made through a joint venture including the possibility that the Partnership's joint venture partner in an investment might become unable or unwilling to fulfill its financial or other obligations, or that such joint venture partner may have economic or business interests or goals that are inconsistent with those of the Partnership.

     (b)  Wachovia

     In July 1986, the Partnership contributed its 100% ownership interest in the Wachovia Bank Building and Phillips Building to Wachovia, a newly formed joint venture partnership. The Partnership's venture partner has agreed to contribute $10,700,000, before applicable interest, to the venture pursuant to a payment schedule from the closing date through August 1, 1996. As of September 30, 1995, a total of $10,752,724, including interest, has been contributed.

     The venture agreement provides for a preferred return of annual cash flow to the Partnership and the venture partner with any remaining annual cash flow allocated, in general, 65% to the Partnership and 35% to the venture partner through December 1995. Subsequent to December 1995, annual cash flow is distributable 65% and 35% to the Partnership and venture partner, respectively. For Federal income tax purposes and financial reporting purposes, profits and losses are allocated 65% to the Partnership and 35% to the venture partner.

     The property is managed for a management fee calculated at 3-1/2% of the gross receipts of the property and a leasing fee of $50,000 per year. Payment of 1-1/2% of the 3-1/2% management fee is deferred (as required in the agreement with the venture partner) until the sale of the property and is subordinated to certain distributions of net sale or refinancing proceeds (note 5).

     (c)  Fishkill

     The Partnership owned a 10% interest in Fishkill, which owned an 80% interest in Dutchess Mall Associates ("Dutchess"), the former owner of Dutchess Mall located in Fishkill, New York. Dutchess had been actively negotiating with the first mortgage lender to seek a modification of the terms of the current mortgage loan to provide the funds necessary for a much needed renovation of the center. During 1993, Dutchess received a notice of default and acceleration from the first mortgage lender. In this regard, Dutchess and the lender reached a six-month standstill agreement (which expired on July 31, 1993) whereby Dutchess proceeded with an aggressive leasing and remerchandising program in order to re-position the mall to better compete within its market. Pursuant to the terms of the agreement, Dutchess had remitted the monthly net cash flow (as defined) to the lender as debt service. Upon expiration of the standstill agreement, interest on the mortgage was accrued at a default rate of 18% as opposed to

                     JMB INCOME PROPERTIES, LTD. - V
                         (A LIMITED PARTNERSHIP)
                        AND CONSOLIDATED VENTURE

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the contract rate of 13.75% in 1993. Efforts to lease the center did not meet with lender approval and on May 13, 1994 the property title was transferred to the lender. However, pursuant to the agreement to transfer title, the management agreement with the affiliate of the General Partners of the Partnership was assigned to the lender and therefore such affiliate continues to manage the property on the lender's behalf.

     As a result of the transfer of title to the lender as discussed above, Dutchess no longer has an ownership interest in the property and recognized a gain for financial reporting purposes of $3,858,247 (of which $414,823 is allocated to the Partnership) and recognized a gain of $3,558,767 (of which approximately $391,096 is allocated to the Partnership) for Federal income tax purposes during 1994 with no corresponding distributable proceeds. Accordingly, Dutchess and Fishkill terminated their affairs in 1994.


(4)  SALE OF INVESTMENT PROPERTY - TOWNE SOUTH PLAZA

     In 1983, the Partnership sold the Towne South Plaza. The sale price was $8,213,500, consisting of $2,833,500 in cash, a promissory note in the amount of $600,000 and a $4,780,000 purchase price wrap-around promissory note secured by the property. For financial reporting purposes, the sale is being accounted for by the installment method. Gain recognized in 1993 and 1992 aggregated $39,297 and $35,965, respectively.

     On October 17, 1994, the wrap-around mortgage note receivable secured by the Towne South Plaza shopping center was paid in full by the borrower. The Partnership received $4,064,393, consisting of the unpaid principal, accrued interest and a $77,469 prepayment penalty based upon the outstanding mortgage note receivable at the time of the retirement. Concurrently, the Partnership paid in full the underlying mortgage indebtedness of the property. The Partnership remitted $3,829,451, consisting of the principal, accrued interest and a $37,764 prepayment penalty based upon the outstanding loan balance at the time of the retirement. The remaining balance of the gain on sale recognized in 1994 for financial reporting purposes was $1,569,911.


(5)  TRANSACTIONS WITH AFFILIATES

     Certain of the Partnership's properties are managed by affiliates of the General Partners. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party.

                     JMB INCOME PROPERTIES, LTD. - V
                         (A LIMITED PARTNERSHIP)
                        AND CONSOLIDATED VENTURE

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1995 and for the nine months ended September 30, 1995 and 1994 are as follows:

                                                             Unpaid at
                                                           September 30,
                                    1995         1994          1995
                                  --------     -------     -------------

Property management
 and leasing fees . . . . . . .   $181,288     345,615       1,219,195
Insurance commissions . . . . .     22,173      22,595           --
Reimbursement (at cost)
 for out-of-pocket
 expenses . . . . . . . . . . .     52,970      17,052             671
                                  --------     -------       ---------

                                  $256,431     385,262       1,219,866
                                  ========     =======       =========

     All amounts deferred or currently payable to the General Partners and their affiliates do not bear interest. The General Partners and their affiliates have deferred receipt of approximately $1,172,000 as of September 30, 1995 of property management and leasing fees (approximately $30 per Interest) pursuant to the Wachovia agreement with its venture partner. Such amounts are deferred until the sale of the property and are subordinated to certain distributions of net sale and refinancing proceeds.

     The Managing General Partner of the Partnership has determined to use independent third parties to perform certain administrative services beginning in the fourth quarter of 1995. Use of such third parties is not expected to have a material effect on the operations of the Partnership.


(6)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are Notes to Consolidated Financial Statements contained in this report.

     At September 30, 1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $10,420,000. Such funds are available for distributions to partners, for working capital requirements and operating deficits (including capital improvements) at Bristol Mall.
In addition, the Partnership has funded, from its working capital, all of the initial costs incurred to date related to the planned Bristol Mall expansion (as described below), however, it is probable that additional Partnership funds may be required. Accordingly, the Partnership suspended regular quarterly distributions effective with the fourth quarter 1991.
The Partnership and its consolidated venture have currently budgeted in 1995 approximately $573,000 for tenant improvements and other capital expenditures (excluding any amounts for the enhancement program described below). Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, the timing of the Bristol expansion, liquidity considerations and other market conditions over the course of the year. The source of capital for the aforementioned items and for both short-term and long-term future liquidity and distributions is expected to be from the cash and short-term investments noted above, through net cash generated by the Partnership's investment properties and through the sale of such investments. However, due to the re-leasing issues and the 1996 maturity of the mortgage loan the Wachovia Bank Building and Phillips Building is not expected to be a source of long-term future liquidity. In such regard, reference is made to the Partnership's property specific discussions below. The Partnership's and its Venture's mortgage obligations are all non-recourse. Therefore, the Partnership and its Ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     The General Partners and their affiliates have deferred payment of certain property management and leasing fees of approximately $1,172,000 (approximately $30 per Interest) as of September 30, 1995 pursuant to the Wachovia agreement with its venture partner (as more fully discussed in Notes 3(b) and 5).

     During the fourth quarter of 1989, the Partnership consummated a lease which provides for the addition of an approximately 90,000 square foot anchor store at the Bristol Mall shopping center located in Bristol, Virginia. Pursuant to the terms of the lease, the Partnership or its assignee is required to build the anchor store and complete a mall enhancement program. Even though the Partnership has reached an agreement in principle with the anchor store to fund the majority of the remaining costs to build the anchor store, it appears likely that Partnership funds will be required to fund the remainder of the cost of the anchor store and pay for the enhancement program (currently estimated to total approximately $4,000,000). The decision to commit Partnership funds to these items will depend upon the Partnership's ability to reach definitive agreements with the anchor store, which would include an amendment of its lease. Construction of the anchor store would also require certain agreements with the existing mortgage lender. There is no assurance that the Partnership will obtain the necessary binding agreements with the anchor store and the mortgage lender, and in the event they are not obtained, the Partnership may decide not to build the anchor store and complete the mall enhancement.

If the Partnership does not commit the additional funds necessary for the mall enhancement, the anchor store has the right to terminate the existing lease agreement and the Partnership would be required to absorb the amount of the initial development costs incurred for this investment. To explore the Partnership's options respecting this property, the Partnership is also currently marketing the property for sale. However, there can be no assurance that a sale of the property can be consummated.

     The Wachovia Bank Building and Phillips Building in Winston-Salem, North Carolina, containing approximately 692,000 square feet, has an occupancy of 100% and is producing cash flow for the Partnership and the venture partner. Wachovia Bank occupies approximately 369,000 square feet in the Wachovia Bank Building and approximately 269,000 square feet in the Phillips Building. In June 1992, Wachovia Bank announced its intent to relocate its headquarters and not to renew its lease at the Wachovia Bank Building which expires in December 1995. The Phillips Building lease is scheduled to expire in 2002. During the third quarter of 1995, the Partnership signed a short-term (two year) lease extension with Wachovia Bank covering a portion (approximately 115,000 square feet) of their existing space. Due to this, it is expected that the property will operate at a modest positive cash flow. However, the property's mortgage loan is due in late 1996 and due to the short-term nature of the renewal, it is considered unlikely that the Partnership would be able to secure replacement financing or receive an extension from the existing lender on favorable terms at that time. The Partnership is currently marketing the remaining space in the Wachovia Bank Building to prospective replacement tenants but has not been successful in its efforts due to the lack of large space users in this market. Re-leasing the remaining space in the building or any additional extensions of the Wachovia Bank lease would likely require major renovation to the building as well as significant tenant improvements which, in turn, would be contingent upon the Partnership obtaining financing for these tenant replacement costs. Unless replacement tenants are secured on acceptable terms for the remaining space in the Wachovia Bank Building, it is unlikely that the Partnership will commit any additional funds to the property. This may result in the Partnership no longer having an ownership interest in the two office buildings upon maturity of the mortgage loan as they are both subject to one mortgage note. This action would result in a gain for Federal income tax and financial reporting purposes with no corresponding distributable proceeds.

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's philosophy and approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are generally more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio.

As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited.

     As previously reported, due to these factors, the Partnership has held its remaining investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. After reviewing the remaining properties and their competitive marketplace, the General Partners of the Partnership expect to be able to liquidate the remaining assets as quickly as practicable. The affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the properties are sold or disposed of in the nearer term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and the corresponding decrease in short-term investments as of September 30, 1995 as compared to December 31, 1994 is due to the majority of the Partnership's investments in U.S. Government obligations being classified as cash equivalents at September 30, 1995 rather than as short-term investments. Reference is made to Note 1. The aggregate increase in cash, cash equivalents and short-term investment as of September 30, 1995 as compared to December 31, 1994 is primarily due to cash generated at the Wachovia Bank Building and Phillips Building.

     The decrease in interest, rents and other receivables at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of the receipt of interest related to certain U.S. Government obligations classified as short-term investments in 1994.

     The decrease in bank overdraft at September 30, 1995 as compared to December 31, 1994 is primarily due to the January 1995 repayment of the $703,449 overdraft in the Partnership bank account at December 1994.

     The decrease in accounts payable at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of payments of certain operating expenses at the Wachovia Bank Building and Phillips Building and Bristol Mall.

     The increase in accrued real estate taxes at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of real estate tax payments at the Wachovia Bank Building and Phillips Building and the Bristol Mall.

     The decrease in rental income for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 is primarily due to a payment received in May 1994 by the Partnership resulting from a bankruptcy settlement from a tenant at a former Partnership investment property (approximately $54,000) and a lease termination fee received in May 1994 from a former tenant at Bristol Mall (approximately $57,000).

     The decrease in interest income for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to the retirement of the Towne South wrap-around mortgage note receivable in 1994.

     The decrease in mortgage and other interest for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to the retirement of the Towne South Plaza mortgage payable in October 1994.

     The increase in property operating expenses for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 is primarily due to an increase in a maintenance contract and increased utility costs being incurred at the Wachovia Bank Building and Phillips Building.

     The decrease in general and administrative for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 is primarily due to the reversal of amounts expenses in prior years.

     The decrease in Partnership's share of unconsolidated venture loss from operations and the gain on sale or disposition of investment properties for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to the transfer of title for Dutchess Mall in May 1994.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                   OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:
                                                      1994                              1995
                                   --------------------------------------    ------------------------------
                                      At        At         At         At      At       At      At       At
                                     3/31      6/30       9/30      12/31    3/31     6/30    9/30    12/31
                                     ----      ----       ----      -----    ----     ----   -----    -----
1.  Wachovia Bank Building and
     Phillips Building
      Winston-Salem,
      North Carolina. . . . . . .    100%      100%       100%       100%    100%     100%    100%

2.  Bristol Mall
     Bristol, Virginia. . . . . .     82%       82%        82%        82%     82%      83%     82%

3.  Dutchess Mall
     Fishkill, New York . . . . .     83%       N/A        N/A        N/A     N/A      N/A     N/A

--------------------

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.



                                 PART IV

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits

           4-A.    Documents relating to the refinancing of the mortgage
loan, dated October 17, 1986, secured by the Wachovia Bank Building and Phillips Building office buildings in Winston-Salem, North Carolina are hereby incorporated by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-8716) dated March 19, 1993.

           4-B.    Documents relating to the mortgage loan secured by the
Bristol Mall shopping center in Bristol, Virginia are hereby incorporated by reference to the Partnership's report on Form 8-K (File No. 0-8716) dated October 17, 1977.

           10-A.   Acquisition documents relating to the purchase by the
Partnership of an interest in the Wachovia Bank Building and Phillips Building in Winston Salem, North Carolina are hereby incorporated by reference to the Partnership's Registration Statement on Form S-11 (File No. 2-58026) dated September 20, 1977.

           10-B. Acquisition documents relating to the purchase by the Partnership of the Bristol Mall shopping center in Bristol, Virginia are hereby incorporated by reference to the Partnership's report on Form 8-K (File No. 0-8716) dated October 17, 1977.

           27.     Financial Data Schedule

    --------------------

           Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commission upon request.

     (b) No Reports on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

                               SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 JMB INCOME PROPERTIES, LTD. - V

                 BY:   JMB Realty Corporation
                       (Managing General Partner)




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Senior Vice President
                       Date: November 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                             GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                       Date: November 9, 1995