Form 10-K405
period 1995-12-31
JMB INCOME PROPERTIES LTD V
filed 1996-03-29
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1995                  Commission file number 0-8716


                      JMB INCOME PROPERTIES, LTD. - V
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)



              Illinois                       36-2897158
     (State of organization)      (I.R.S. Employer Identification No.)


   900 N. Michigan Ave.,  Chicago, Illinois           60611
   (Address of principal executive office)          (Zip Code)


Registrant's telephone number, including area code 312-915-1987


Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
Title of each class                             which registered
-------------------                           -------------------------
        None                                               None


Securities registered pursuant to Section 12(g) of the Act:

                       LIMITED PARTNERSHIP INTERESTS
                             (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   X

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not applicable.

Documents incorporated by reference:  None







                             TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . .    1

Item 2.      Properties. . . . . . . . . . . . . . . . . . .    5

Item 3.      Legal Proceedings . . . . . . . . . . . . . . .    7

Item 4.      Submission of Matters to a
             Vote of Security Holders. . . . . . . . . . . .    7


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters . . . . . . . .    7

Item 6.      Selected Financial Data . . . . . . . . . . . .    8

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . .   14

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . .   18

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure. . . . . . . . . . . . . .   43


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . . .   43

Item 11.     Executive Compensation. . . . . . . . . . . . .   46

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . .   47

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . .   48


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .   48


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .   50











                                     i


                                  PART I

ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     The registrant, JMB Income Properties, Ltd. - V (the "Partnership") is a limited partnership formed in 1976 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. The Partnership sold $38,500,000, in Limited Partnership Interests (the "Interests") to the public commencing on August 15, 1977 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-58026). A total of 38,500 Interests were sold to the public at $1,000 per Interest. The offering closed on September 30, 1977. No Limited Partner has made any additional capital contributions after such date. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real estate investments are located in Virginia and North Carolina. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2026. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the marketplace in which the portfolio operates and real estate markets in general are in a recovery mode. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999 barring any unforeseen economic developments. (Reference is also made to Note 1.)

     The Partnership has made the real property investments set forth in the following table:



                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                        DATE OF     ORIGINAL INVESTED
    AND LOCATION (f)              SIZE       PURCHASE  CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP (b)
----------------------         ----------    --------  ----------------------         ---------------------
1. Wachovia Bank
    Building
    and Phillips
    Building
    office buildings
    Winston-Salem,
    North Carolina . . .        692,000       1-31-77             27%                 fee ownership of land and
                                 sq.ft.                                               improvements (through joint
                                 g.l.a.                                               venture partnership)
                                                                                      (c) (g)
2. Bristol Mall
    shopping center
    Bristol, Virginia. .        428,000       8-31-77             17%                 fee ownership of land and
                                 sq.ft.                                               improvements (g)
                                 g.l.a.
3. Catawba Mall
    shopping center
    Hickory,
    North Carolina . . .        260,500       1-30-78       sold 9-26-83              fee ownership of improve-
                                 sq.ft.                   reacquired 8-8-89           ments and ground leasehold
                                 g.l.a.                     sold 5-23-91              interest in land
4. Five Points Plaza
    shopping center
    Valdosta, Georgia. .        178,000       1-30-78          6-16-86                fee ownership of land and
                                 sq.ft.                                                improvements
                                 g.l.a.
5. Northcross Mall
    shopping center
    Austin, Texas. . . .        289,000       1-31-78          2-18-88                fee ownership of land and
                                 sq.ft.                                                improvements (through
                                 g.l.a.                                                joint venture partnership)
6. South DeKalb Mall
    shopping center
    Decatur, Georgia . .        326,000       7-28-78          6-30-86                fee ownership of land and
                                 sq.ft.                                                improvements (through
                                 g.l.a.                                                joint venture partnership)
7. Edgewater
    shopping center
    Foster City,
    California . . . . .        114,000       9-22-78          3-31-86                fee ownership of land and
                                 sq.ft.                                                improvements (through
                                 g.l.a.                                                joint venture partnership)
8. Lenoir Mall
    shopping center
    Lenoir,
    North Carolina . . .        279,000       7-27-79         11-30-84                fee ownership of land and
                                 sq.ft.                                                improvements (through
                                 g.l.a.                                                joint venture partnership)
9. Dutchess Mall
    shopping center
    Fishkill,
    New York . . . . . .        373,000       10-3-79          5-13-94                fee ownership of land and
                                 sq.ft.                                                improvements (through
                                 g.l.a.                                                joint venture partnership)
                                                                                       (c) (e)
10. Cottonwood Park
     office building
     Casper, Wyoming . .         51,900       11-1-79          8-22-90                fee ownership of land and
                                 sq.ft.                                               improvements
11. Towne South Plaza
     shopping center
     Terre Haute,
     Indiana . . . . . .        176,000      12-10-79          8-1-83                 fee ownership of land and
                                 sq.ft.                                                improvements (d)



---------------

(a) The computation of this percentage for properties held at December 31, 1995 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

(b) Reference is made to Note 4 and to Schedule III filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

(c) Reference is made to Note 3 filed with this annual report for a description of the joint venture partnership through which the Partnership made this real property investment.

(d) This property has been sold. Reference is made to Note 7 filed with this annual report for a description of the sale of such real property investment.

(e) The underlying lender realized upon its security in this property. Reference is made to Note 3 filed with this annual report.

(f) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning the real estate taxes and depreciation.

(g) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.



     The Partnership's real property investments are subject to competition from similar types of properties (including, in certain areas, properties owned or advised by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and further renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, all of the investment properties held at December 31, 1995 are adequately insured.

     Reference is made to Note 8 for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1995.

     The Partnership has no employees other than personnel preforming on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Managing General Partner of the Partnership.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership owns directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1995 and 1994 for the Partnership's investment properties owned during 1995:



                                                                 1994                        1995
                                                       -------------------------   -------------------------
                                                        At     At     At     At     At     At     At     At
                                 Principal Business    3/31   6/30   9/30  12/31   3/31   6/30   9/30  12/31
                                 ------------------    ----   ----   ----  -----   ----   ----  -----  -----
1. Wachovia Bank Building
    and Phillips Building
    Winston-Salem,
    North Carolina . . . . . .   Banking               100%   100%   100%   100%   100%   100%   100%   100%

2. Bristol Mall
    Bristol, Virginia. . . . .   Retail                 82%    82%    82%    82%    82%    83%    82%    83%

----------

     Reference is made to Item 6, Item 7 and Note 8 for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.




ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1994 and 1995.



                                  PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were 3,670 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the Investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.



ITEM 6.  SELECTED FINANCIAL DATA

                                          JMB INCOME PROPERTIES, LTD. - V
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                    DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991
                                   (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                                  1995           1994           1993           1992           1991
                              -----------    -----------    -----------     ----------     ----------
Total income . . . . . . .    $11,164,462     11,361,173     11,107,289     10,739,494     10,653,543
                              ===========    ===========     ==========     ==========     ==========
Operating earnings
 (loss). . . . . . . . . .    $ 2,643,742      2,539,816      2,064,869      1,160,733       (352,037)
Partnership's share of
 operations of unconsol-
 idated venture. . . . . .          --           (68,090)      (172,317)       (88,344)       (75,610)
Venture partners' share
 of ventures' opera-
 tions . . . . . . . . . .     (1,329,867)    (1,282,966)    (1,219,816)    (1,160,087)      (939,828)
                              -----------    -----------     ----------     ----------     ----------
Net operating earnings
 (loss). . . . . . . . . .      1,313,875      1,188,760        672,736        (87,698)    (1,367,475)
Gain on sale or disposi-
 tion of investment
 properties. . . . . . . .          --         1,984,734         39,297      2,750,372         10,221
                              -----------    -----------     ----------     ----------     ----------
Net earnings (loss). . . .    $ 1,313,875      3,173,494        712,033      2,662,674     (1,357,254)
                              ===========    ===========     ==========     ==========     ==========
Net earnings (loss) per
 Interest (b):
   Net operating earnings
    (loss) . . . . . . . .    $     33.10          29.95          16.95          (2.21)        (34.45)
   Gain on sale or dis-
     position of invest-
     ment properties . . .          --             51.03           1.01          70.71            .26
                              -----------    -----------     ----------     ----------     ----------
    Net earnings
     (loss). . . . . . . .    $     33.10          80.98          17.96          68.50         (34.19)
                              ===========    ===========     ==========     ==========     ==========
Total assets . . . . . . .    $26,729,695     25,048,902     26,365,897     25,466,181     30,010,803
Long-term debt . . . . . .    $ 5,880,735     26,426,311     30,861,793     31,592,894     32,261,204
Cash distributions per
 Interest (c). . . . . . .    $      1.67           1.71           1.59            .45          10.00
                              ===========    ===========     ==========     ==========     ==========



---------------

(a) The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

(b) The net earnings (loss) per Interest is based upon the Interests outstanding at the end of each period (38,505).

(c) Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership. Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital (Reference is made to Notes 1 and 3(c)).




SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1995



Property
--------

Wachovia Bank
Building and
Philips Building    a)   The gross leasable area ("GLA")
                         occupancy rate and average
                         base rent per square foot as of
                         December 31 for each of the last
                         five years were as follows:

                                                       GLA              Avg. Base Rent Per
                          December 31,            Occupancy Rate        Square Foot (1)
                          ------------            --------------        ------------------

                          1991                       99%                  6.59
                          1992                       99%                  6.47
                          1993                      100%                  6.72
                          1994                      100%                  6.71
                          1995                      100%                  6.68

                          (1)  Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                   Base Rent   Scheduled Lease  Lease
                    b)      Significant Tenants       Square Feet  Per Annum   Expiration Date  Renewal Option(s)
                            -------------------       -----------  ---------   ---------------  -----------------
                            Wachovia Bank and
                            Trust Company-
                              Wachovia Bank
                               Building (Bank)        283,069      $1,831,456      12/1995      N/A
                              Wachovia Bank
                               Building (Bank)        114,137      $1,426,713      12/1997      2-2 year options
                              Phillips Building
                               (Bank)                 268,708       1,556,159      2/2002       N/A



                    c)      The following table sets forth certain
                            information with respect to the expiration of leases for the next ten years at the Wachovia Bank Building and Phillips Building:

                                                                                Annualized         Percent of
                                             Number of         Approx. Total    Base Rent          Total 1995
                            Year Ending      Expiring          GLA of Expiring  of Expiring        Base Rent
                            December 31,     Leases            Leases (1)       Leases             Expiring
                            ------------     ---------         ---------------  -----------        ----------
                             1996                6                  28,581          483,192             10%
                             1997                2                 114,387        1,454,892             31%
                             1998               --                      --               --              --
                             1999               --                      --               --              --
                             2000                1                   1,360           24,564              1%
                             2001               --                      --               --              --
                             2002                3                 268,708        1,556,159             34%
                             2003               --                      --               --              --
                             2004               --                      --               --              --
                             2005               --                      --               --              --

                             (1)  Excludes leases that expire in 1996 for which
                                  renewal leases or leases with replacement tenants
                                  have been executed as of March 25, 1996.



Property
--------

Bristol Mall        a)      The GLA occupancy rate and average base
                            rent per square foot as of December 31
                            for each of the last five years were
                            as follows:

                                                       GLA              Avg. Base Rent Per
                            December 31,          Occupancy Rate        Square Foot (1)
                            ------------          --------------        ------------------
                                1991 . . . . . .       88%                   5.03
                                1992 . . . . . .       88%                   5.32
                                1993 . . . . . .       86%                   5.23
                                1994 . . . . . .       82%                   5.05
                                1995 . . . . . .       83%                   5.05

                                (1)  Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                   Base Rent   Scheduled Lease  Lease
                    b)      Significant Tenants       Square Feet  Per Annum   Expiration Date  Renewal Option(s)
                            -------------------       -----------  ---------   ---------------  -----------------
                            Parks Belk                83,030       186,822     7/2000           N/A
                            (Department Store)
                            Sears                     93,750       109,999     7/2004           4-5 year
                            (Department Store)                                                    options
                            Proffitt's                46,230       122,510     3/2000           N/A
                            (Department Store)


                    c)      The following table sets forth certain
                            information with respect to the expiration of leases for the next ten years at the Bristol Mall:

                                                                                Annualized         Percent of
                                             Number of         Approx. Total    Base Rent          Total 1995
                            Year Ending      Expiring          GLA of Expiring  of Expiring        Base Rent
                            December 31,     Leases            Leases (1)       Leases             Expiring
                            ------------     ---------         ---------------  -----------        ----------
                             1996                2                   4,785           53,460              3%
                             1997                6                  13,881          174,660             10%
                             1998                3                  13,637           93,720              5%
                             1999                3                   7,025          101,580              6%
                             2000               15                 154,832          758,520             42%
                             2001                4                  24,637          235,164             13%
                             2002                1                   3,547           53,196              3%
                             2003                2                  18,888          170,988             10%
                             2004                2                  97,206          158,383              9%
                             2005                3                   8,175          160,728              9%

                             (1)  Excludes leases that expire in 1996 for which
                                  renewal leases or leases with replacement tenants
                                  have been executed as of March 25, 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On August 15, 1977, the Partnership commenced an offering of $38,500,000 pursuant to Registration Statements on Form S-11 under the Securities Act of 1933. All Interests were subscribed and issued between August 15, 1977 and September 30, 1977 pursuant to the public offering from which the Partnership received gross proceeds from the offering of $38,500,000.

     After deducting selling expenses and other offering costs, the Partnership had approximately $34,926,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital reserves. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

     At December 31, 1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $10,995,000. Such funds are available for distributions to partners, for working capital requirements and operating deficits (including capital improvements) at Bristol Mall.
In addition, the Partnership has funded, from its working capital, all of the initial costs incurred to date related to the planned Bristol Mall expansion (as described below), however, it is probable that additional Partnership funds will be required. Accordingly, the Partnership suspended regular quarterly distributions of available operating cash flow to partners effective with the fourth quarter 1991 (see also Notes 1 and 3(c)). The Partnership and its consolidated venture have currently budgeted in 1996 approximately $512,000 for tenant improvements and other capital expenditures (excluding any amounts for the enhancement program described below). The Partnership's share of such items in 1996 is currently budgeted to be approximately $406,000. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity, results of property operations, the timing of the Bristol expansion, liquidity considerations and other market conditions over the course of the year. The source of capital for the aforementioned such items and for short-term liquidity is expected to be from the cash and cash equivalents noted above. Long-term future liquidity is expected to be through net cash generated by and through the sale of Bristol Mall. Due to the re-leasing issues and the 1996 maturity of the mortgage loan, the Wachovia Bank Building and Phillips Building is not expected to be a source of long-term future liquidity. In such regard, reference is made to the Partnership's property specific discussions below. The Partnership's and its venture's mortgage obligations are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio, and therefore, the Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness.

     The General Partners and their affiliates have deferred payment of certain property management and leasing fees of approximately $1,200,000 (approximately $30 per interest) as of December 31, 1995 pursuant to the Wachovia agreement with its venture partner (as more fully discussed in Notes 3(c) and 9).

BRISTOL MALL

     During the fourth quarter of 1989, the Partnership consummated a lease which provides for the addition of a 90,000 square foot anchor store at the Bristol Mall shopping center located in Bristol, Virginia. Pursuant to the terms of the lease, the Partnership or its assignee is required to build the anchor store and complete a mall enhancement program.

     It appears likely that Partnership funds will be required to fund the remainder of the cost of the anchor store and pay for the enhancement program (currently estimated to total approximately $7,100,000). The decision to commit Partnership funds to these items will depend upon the Partnership's ability to reach definitive agreements with the anchor store, which would include an amendment of its lease. Construction of the anchor store would also require certain agreements with the existing mortgage lender. There is no assurance that the Partnership will obtain the necessary binding agreements with the anchor store and the mortgage lenders, and in the event they are not obtained, the Partnership may decide not to build the anchor store and complete a mall enhancement. If the Partnership does not commit the additional funds necessary for the mall enhancement, the anchor store has the right to terminate the existing lease agreement and the Partnership would be required to absorb the amount of the initial development costs incurred for this investment. The development costs capitalized in 1995 are approximately $187,000. The aggregate costs capitalized are approximately $1,949,000 at December 31, 1995.

     To explore the Partnership's options respecting this property, the Partnership began marketing the property for sale. In February 1996, the Partnership entered into a non-binding letter of intent to sell the Bristol Mall. The prospective purchaser (an independent third party) is currently conducting its due diligence review with respect to the property and is expected to complete such review by the end of April 1996. A sale of the property for the proposed terms would result in a gain to the Partnership for financial reporting and Federal income tax purposes in 1996. The letter of intent executed by the Partnership and the prospective purchaser is non-binding and consummation of the proposed transaction is subject to the satisfaction of various conditions. Therefore, there can be no assurance that a sale of the property will be consummated on any terms.

WACHOVIA BANK BUILDING

     The Wachovia Bank Building and Phillips Building in Winston-Salem, North Carolina, containing approximately 692,000 square feet, had an occupancy of 100% at December 31, 1995 and has produced cash flow for the Partnership and the venture partner. During the third quarter of 1995, the Partnership signed a short-term (two year) lease extension with Wachovia Bank covering a portion (approximately 114,000 square feet) of its space in the Wachovia Bank Building (approximately 397,000 square feet) which was scheduled to expire on December 31, 1995 and, as expected, vacated the remainder of the space in January 1996. As of the date of this report occupancy is currently at 60%. Wachovia Bank also occupies approximately 269,000 square feet in the Phillips Building. The Phillips Building lease is scheduled to expire in 2002. Due to this, it is expected that the property will operate at a modest positive cash flow. However, the property's mortgage loan is due in late 1996 and due to the short-term nature of the renewal, it is considered unlikely that the Partnership would be able to secure replacement financing or receive an extension from the existing lender on favorable terms at that time. The Partnership is currently marketing the remaining space in the Wachovia Bank Building to prospective replacement tenants but has not been successful in its efforts due to the lack of large space users in this market. Re-leasing the remaining space in the building or any additional extensions of the Wachovia Bank lease would likely require major renovation to the building as well as significant tenant improvements which, in turn, would be contingent upon the Partnership obtaining financing for these tenant replacement costs. Unless replacement tenants are secured on acceptable terms for the remaining space in the Wachovia Bank Building, it is unlikely that the Partnership will commit any additional funds to the property.
This may result in the Partnership no longer having an ownership interest in the two office buildings upon maturity of the mortgage loan as they are both subject to one mortgage. This action would result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. Additionally, the Partnership could be required to remit to the local tax authorities withholding for taxes due as a result of this action. This withholding amount is currently estimated to be approximately $500,000.

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

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since the availability of satisfactory outside sources of capital may be limited given the portfolio's current debt levels. Due to these factors, the Partnership has held its remaining investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner, if the properties are sold or disposed of in the near term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and the corresponding decrease in short-term investments as of December 31, 1995 as compared to December 31, 1994 is due to all of the Partnership's investments in U.S. Government obligations being classified as cash equivalents at December 31, 1995 rather than as short-term investments. Reference is made to Note 1. The aggregate increase in cash, cash equivalents and short-term investment as of December 31, 1995 as compared to December 31, 1994 is primarily due to the retention of cash generated at the Wachovia Bank Building and Phillips Building.

     The decrease in bank overdraft at December 31, 1995 as compared to December 31, 1994 is primarily due to the January 1995 repayment of the $703,449 overdraft in the Partnership bank account at December 1994.

     The increase in the current portion of long-term debt and the corresponding decrease in long-term debt at December 31, 1995 as compared to December 31, 1994 is primarily due to the reclassification of the debt secured by the Wachovia Bank Building and the Phillips Building (with a principal balance of approximately $20,135,000 at December 31, 1995) as current due to its scheduled maturity in October 1996.

     The increase in due to affiliates at December 31, 1995 as compared to December 31, 1994 is primarily due to the deferral of certain property management and leasing fees pursuant to the Wachovia agreement with its venture partner (see Notes 3(c) and 9).

     The increase in accrued real estate taxes at December 31, 1995 as compared to December 31, 1994 is primarily due to the timing of real estate tax payments at the Wachovia Bank Building and Phillips Building.

     The decrease in rental income in 1995 and 1993 as compared to 1994 is primarily due to a payment received in May 1994 by the Partnership resulting from a bankruptcy settlement from a tenant at a former
Partnership investment property (approximately $54,000) and a lease termination fee received in May 1994 from a former tenant at Bristol Mall (approximately $57,000).

     The decrease in interest income for 1995 as compared to 1994 is primarily due to the retirement of the Towne South Plaza wrap-around mortgage note receivable in 1994 (see Note 7). The increase in interest income in 1994 as compared to 1993 is primarily due to an increase in the average monthly balance of U.S. Government obligation held as short-term investments and rising interest rates in 1994.

     The decrease in mortgage and other interest in 1995 as compared to 1994 and 1993 is primarily due to the retirement of the Towne South Plaza mortgage payable in October 1994.

     The decrease in Partnership's share of unconsolidated venture loss from operations in 1995 as compared to 1994 and in 1994 as compared to 1993 is primarily due to the transfer of title for Dutchess Mall in May 1994 (as discussed in Note 3(b)).

     The gain on sale or disposition of investment properties in 1994 is due to the recognition of gain on the sale of Towne South Mall (approximately $1,570,000) and gain on the disposition of Dutchess Mall (approximately $415,000). The gain on sale or disposition of investment properties recognized in 1993 is due to the sale of Towne South Mall (approximately $39,000).

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect on operating earnings if the properties remain substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investment contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      JMB INCOME PROPERTIES, LTD. - V
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                                   INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1995 and 1994

Consolidated Statements of Operations, years ended December 31,
  1995, 1994 and 1993

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows, years ended December 31,
  1995, 1994 and 1993

Notes to Consolidated Financial Statements


                                                              Schedule
                                                              --------

Consolidated Real Estate and Accumulated Depreciation            III


Schedules not filed:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.























                       INDEPENDENT AUDITORS' REPORT



The Partners
JMB INCOME PROPERTIES, LTD. - V:

     We have audited the consolidated financial statements of JMB Income Properties, Ltd. - V (a limited partnership) and consolidated venture as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - V and consolidated venture at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                             KPMG PEAT MARWICK LLP

Chicago, Illinois
March 25, 1996




                                          JMB INCOME PROPERTIES, LTD. - V
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1995 AND 1994

                                                      ASSETS
                                                      ------
                                                                                 1995               1994
                                                                             ------------       -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . .     $ 11,134,983         3,861,805
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . .            --            4,780,996
  Interest, rents and other receivables. . . . . . . . . . . . . . . . .          283,687           344,634
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           28,421            60,918
                                                                             ------------       -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . .       11,447,091         9,048,353
                                                                             ------------       -----------

Investment properties, at cost
  (notes 2 and 3)-Schedule III:
    Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,751,617         2,751,617
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . .       29,938,273        29,738,353
                                                                             ------------       -----------
                                                                               32,689,890        32,489,970
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . .       17,870,466        16,993,790
                                                                             ------------       -----------
          Total investment properties,
            net of accumulated depreciation. . . . . . . . . . . . . . .       14,819,424        15,496,180
                                                                             ------------       -----------
Deferred expenses (note 1) . . . . . . . . . . . . . . . . . . . . . . .           74,671           127,153
Accrued rents receivable (note 1). . . . . . . . . . . . . . . . . . . .          388,509           377,216
                                                                             ------------       -----------
                                                                             $ 26,729,695        25,048,902
                                                                             ============       ===========


                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------
                                                                                 1995               1994
                                                                             ------------       -----------
Current liabilities:
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      --              703,449
  Current portion of long-term debt (note 4) . . . . . . . . . . . . . .       20,545,576           678,292
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .          147,782           134,613
  Due to affiliates (note 9) . . . . . . . . . . . . . . . . . . . . . .        1,241,544         1,141,052
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . .          201,081           204,215
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . .          480,406             --
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . .           30,541            41,352
                                                                             ------------       -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . .       22,646,930         2,902,973
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . .           23,916            13,016
Long-term debt, less current portion (note 4). . . . . . . . . . . . . .        5,880,735        26,426,311
                                                                             ------------       -----------
Commitments and contingencies (notes 3, 4, 7 and 8)

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . .       28,551,581        29,342,300

Venture partners' subordinated equity in venture . . . . . . . . . . . .       10,831,122         9,607,142
Partners' capital accounts (deficits) (note 5):
  General partners:
     Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000             1,000
     Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . .        1,397,856         1,358,440
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (3,090,976)       (3,089,066)
                                                                             ------------       -----------
                                                                               (1,692,120)       (1,729,626)
                                                                             ------------       -----------
  Limited partners (38,505 interests):
     Capital contributions, net of offering costs. . . . . . . . . . . .       34,926,505        34,926,505
     Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . .       26,276,500        25,002,041
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (72,163,893)      (72,099,460)
                                                                             ------------       -----------
                                                                              (10,960,888)      (12,170,914)
                                                                             ------------       -----------
          Total partners' capital accounts (deficits). . . . . . . . . .      (12,653,008)      (13,900,540)
                                                                             ------------       -----------
                                                                             $ 26,729,695        25,048,902
                                                                             ============       ===========


                           See accompanying notes to consolidated financial statements.


                                          JMB INCOME PROPERTIES, LTD. - V
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                               1995             1994              1993
                                                           ------------     ------------      ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . .     $ 10,654,795       10,721,254        10,583,940
  Interest income. . . . . . . . . . . . . . . . . . .          509,667          639,919           523,349
                                                           ------------     ------------      ------------
                                                             11,164,462       11,361,173        11,107,289
                                                           ------------     ------------      ------------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . .        2,443,259        2,816,103         2,915,335
  Depreciation . . . . . . . . . . . . . . . . . . . .          876,676          909,426           890,744
  Property operating expenses. . . . . . . . . . . . .        4,981,631        4,854,122         5,003,961
  Professional services. . . . . . . . . . . . . . . .          103,296           90,699           106,803
  Amortization of deferred expenses. . . . . . . . . .           52,482           83,776            63,329
  General and administrative . . . . . . . . . . . . .           63,376           67,231            62,248
                                                           ------------     ------------      ------------
                                                              8,520,720        8,821,357         9,042,420
                                                           ------------     ------------      ------------
          Operating earnings (loss). . . . . . . . . .        2,643,742        2,539,816         2,064,869
Partnership's share of operations of
  unconsolidated venture (notes 1 and 3) . . . . . . .            --             (68,090)         (172,317)
Venture partners' share of ventures'
  operations (note 3). . . . . . . . . . . . . . . . .       (1,329,867)      (1,282,966)       (1,219,816)
                                                           ------------     ------------      ------------
        Net operating earnings (loss). . . . . . . . .        1,313,875        1,188,760           672,736
Gain on sale or disposition of investment
  properties (notes 3 and 7) . . . . . . . . . . . . .            --           1,984,734            39,297
                                                           ------------     ------------      ------------
        Net earnings (loss). . . . . . . . . . . . . .     $  1,313,875        3,173,494           712,033
                                                           ============     ============      ============
        Net earnings (loss) per limited
         partnership interest (notes 1 and 5):
           Net operating earnings (loss) . . . . . . .     $      33.10            29.95             16.95
           Gain on sale or disposition of
            investment properties. . . . . . . . . . .            --               51.03              1.01
                                                           ------------     ------------      ------------
                  Net earnings (loss). . . . . . . . .     $      33.10            80.98             17.96
                                                           ============     ============      ============





























                           See accompanying notes to consolidated financial statements.


                                             JMB INCOME PROPERTIES, LTD. - V
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                      YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                 GENERAL PARTNERS                             LIMITED PARTNERS (38,505 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                       CONTRI-
                                                                       BUTIONS
                            NET                                        NET OF         NET
               CONTRI-    EARNINGS        CASH                        OFFERING     EARNINGS       CASH
               BUTIONS     (LOSS)     DISTRIBUTIONS      TOTAL         COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
               -------   ----------   -------------   -----------   -----------   ----------  ------------- -----------
Balance
 (deficit)
 December 31,
 1992. . . . .  $1,000    1,282,355     (3,085,283)   (1,801,928)   34,926,505    21,192,599   (71,972,447)(15,853,343)

Net earnings .    --         20,575          --           20,575        --           691,458         --        691,458
Cash distri-
 butions
 ($1.59 per
 limited
 partnership
 interest) . .    --          --            (1,820)       (1,820)       --             --          (61,073)    (61,073)
               -------   ----------     ----------    ----------    ----------    ----------   -----------  ----------
Balance
 (deficit)
 December 31,
 1993. . . . .   1,000    1,302,930     (3,087,103)   (1,783,173)   34,926,505    21,884,057   (72,033,520)(15,222,958)

Net earnings .    --         55,510           --          55,510         --        3,117,984         --      3,117,984
Cash distri-
 butions
 ($1.71 per
 limited
 partnership
 interest) . .    --          --            (1,963)       (1,963)        --            --          (65,940)    (65,940)
               -------   ----------     ----------    ----------    ----------    ----------   -----------  ----------
Balance
 (deficit)
 December 31,
 1994. . . . .   1,000    1,358,440     (3,089,066)   (1,729,626)   34,926,505    25,002,041   (72,099,460)(12,170,914)

Net earnings .    --         39,416          --           39,416         --        1,274,459         --      1,274,459
Cash distri-
 butions
 ($1.67 per
 limited
 partnership
 interest) . .    --          --            (1,910)       (1,910)        --            --          (64,433)    (64,433)
                ------   ----------     ----------    ----------    ----------    ----------   -----------  ----------
Balance
 (deficit)
 December 31,
 1995. . . . .  $1,000    1,397,856     (3,090,976)   (1,692,120)   34,926,505    26,276,500   (72,163,893)(10,960,888)
                ======   ==========     ==========    ==========    ==========    ==========   ===========  ==========


















                              See accompanying notes to consolidated financial statements.


                                             JMB INCOME PROPERTIES, LTD. - V
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                1995            1994               1993
                                                            -----------      -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . .     $  1,313,875        3,173,494           712,033
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . .          876,676          909,426           890,744
    Amortization of deferred expenses. . . . . . . . .           52,482           83,776            63,329
    Amortization of discount on mortgage
     notes receivable. . . . . . . . . . . . . . . . .            --              (2,876)           (2,338)
    Partnership's share of operations of
     unconsolidated venture. . . . . . . . . . . . . .            --              68,090           172,317
    Venture partners' share of ventures'
     operations and gain on sale . . . . . . . . . . .        1,329,867        1,282,966         1,219,816
    Total gain on sale or disposition of
     investment properties . . . . . . . . . . . . . .            --          (1,984,734)          (39,297)
  Changes in:
    Interest, rents and other receivables. . . . . . .           60,947          (79,708)          241,341
    Prepaid expenses . . . . . . . . . . . . . . . . .           32,497            3,713             1,779
    Accrued rents receivable . . . . . . . . . . . . .          (11,293)         (18,613)          (54,634)
    Accounts payable . . . . . . . . . . . . . . . . .           13,169          (21,402)           32,982
    Due to affiliates. . . . . . . . . . . . . . . . .          100,492          189,110           165,982
    Accrued interest . . . . . . . . . . . . . . . . .           (3,134)         (36,392)           (5,019)
    Accrued real estate taxes. . . . . . . . . . . . .          480,406            --             (565,481)
    Other current liabilities. . . . . . . . . . . . .          (10,811)          12,309             4,076
    Tenant security deposits . . . . . . . . . . . . .           10,900           (3,503)            1,450
                                                            -----------      -----------       -----------
          Net cash provided by
           operating activities. . . . . . . . . . . .        4,246,073        3,575,656         2,839,080
                                                            -----------      -----------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
   of short-term investments . . . . . . . . . . . . .        4,780,996          415,113        (3,431,103)
  Additions to investment properties . . . . . . . . .         (199,920)        (848,740)         (324,025)
  Principal payments on mortgage notes receivable. . .            --           4,054,690           103,828
  Partnership's contributions to
   unconsolidated venture. . . . . . . . . . . . . . .            --               --               (7,963)
  Partnership's distributions from
   unconsolidated venture. . . . . . . . . . . . . . .            --             (38,871)           20,000
  Payment of deferred expenses . . . . . . . . . . . .            --             (32,840)            2,631
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
           investing activities. . . . . . . . . . . .        4,581,076        3,549,352        (3,636,632)
                                                            -----------      -----------       -----------
Cash flows from financing activities:
  Bank overdraft . . . . . . . . . . . . . . . . . . .         (703,449)         703,449             --
  Principal payments on long-term debt . . . . . . . .         (678,292)      (4,488,291)         (668,309)
  Venture partners' contributions to venture . . . . .          829,377          829,946           829,035
  Distributions to venture partners. . . . . . . . . .         (935,264)        (935,263)         (909,013)
  Distributions to limited partners. . . . . . . . . .          (64,433)         (65,940)          (61,073)
  Distributions to general partners. . . . . . . . . .           (1,910)          (1,963)           (1,820)
                                                            -----------      -----------       -----------
          Net cash used in financing activities. . . .       (1,553,971)      (3,958,062)         (811,180)
                                                            -----------      -----------       -----------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . .        7,273,178        3,166,946        (1,608,732)

          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . .        3,861,805          694,859         2,303,591
                                                            -----------      -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . .      $11,134,983        3,861,805           694,859
                                                            ===========      ===========       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . .      $ 2,446,393        2,852,495         2,920,354
                                                            ===========      ===========       ===========
  Non-cash investing and financing activities:
      Reduction of investment in unconsolidated
       venture . . . . . . . . . . . . . . . . . . . .      $     --             414,823             --
                                                            -----------      -----------       -----------
           Non-cash gain recognized due to
            lender realizing upon security . . . . . .      $     --             414,823             --
                                                            ===========      ===========       ===========





























                              See accompanying notes to consolidated financial statements.


                      JMB INCOME PROPERTIES, LTD. - V
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 1995, 1994 AND 1993


(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership holds (directly and through joint venture) two real estate investments. Business activities consist of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999.

     The accompanying consolidated financial statements include the accounts of the Partnership and its venture, Wachovia Building Associates ("Wachovia") (note 3). The effect of all significant transactions between the Partnership and this venture has been eliminated. The equity method of accounting had been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Fishkill Associates ("Fishkill") (disposed of in 1994, see note 3(b)). Accordingly, the accompanying consolidated financial statements do not include the accounts of Fishkill.

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

Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1995 and 1994 is summarized as follows:






                                                       1995                                1994
                                                     -------------------------------------------------------------
                                          GAAP BASIS         TAX BASIS        GAAP BASIS         TAX BASIS
                                                            (UNAUDITED)
                                         ------------       -----------      ------------       -----------
Total assets . . . . . . . . . . . .      $26,729,695        24,550,717       25,048,902        19,653,713
Partners' capital
 accounts (deficit)(note 5):
  General partners . . . . . . . . .       (1,692,120)       (1,137,292)      (1,729,626)       (1,196,908)
  Limited partners . . . . . . . . .      (10,960,888)          841,882      (12,170,914)       (1,127,919)
Net earnings (note 5):
  General partners . . . . . . . . .           39,416            61,525           55,510           120,354
  Limited partners . . . . . . . . .        1,274,459         2,034,234        3,117,984         3,770,300
Net earnings per
  limited partnership
  interest . . . . . . . . . . . . .            33.10             52.83            80.98             97.92
                                         ============       ===========      ===========        ==========



     The net earnings per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (38,505). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes.

     Certain reclassifications have been made to the 1994 consolidated financial statements to conform with the 1995 presentation.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($8,949,579 and $3,722,315 at December 31, 1995 and 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consist primarily of refinancing and commitment fees. Such fees are amortized over the terms of the related notes using the straight-line method.

     The discount on the long-term mortgage note receivable (note 7) was being amortized over the terms of the related underlying notes using the interest method.

     Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due, the Partnership accrues rental income for the full period of occupancy on a straight line basis. Such amounts are reflected in accrued rents receivable in the accompanying balance sheets.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. Due to the maturity of the debt secured by the Wachovia Bank Building and the Phillips Building in 1996, it is not practical to estimate the SFAS 107 value. The remaining debt, with a carrying balance of $6,291,445, has been calculated to have an SFAS 107 value of $6,495,113 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment and the inability to obtain comparable financing due to current levels of debt, previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported. (See note 4). The Partnership has no other significant financial instruments.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law, and may be required in the future, to remit directly to the tax authorities amounts representing withholding from distributions paid to partners (see note 3(c)).


(2)  INVESTMENT PROPERTIES

     (a) General

     The Partnership acquired, either directly or through joint ventures (note 3), two office building complexes and nine shopping centers. Nine properties have been sold or disposed of by the Partnership. The remaining two properties owned at December 31, 1995 were operating. The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs.

     Depreciation on the properties has been provided over the estimated useful lives of the various components as follows:

                                                               YEARS
                                                               -----

       Buildings and improvements--150% declining-balance
         or straight-line. . . . . . . . . . . . . . . .        5-40
                                                                ====
     The investment properties are pledged as security for the long-term debt, for which there is no recourse to the Partnership.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     Under the Partnership's impairment policy, provisions for value impairment are recorded with respect to investment properties pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Therefore, the Partnership does not anticipate any effect on its consolidated financial statements upon full adoption of SFAS 121 as required in the first quarter of 1996.

     (b)  Bristol

     During 1989, the Partnership consummated a lease which provides for the addition of a 90,000 square foot anchor store at the Bristol Mall shopping center. Pursuant to the terms of the lease, the Partnership or its assignee is required to build the anchor store and complete a mall enhancement program. It appears likely that Partnership funds will be required to fund the remainder of the cost of the anchor store and pay for the enhancement program (currently estimated to total approximately $7,100,000). The decision to commit Partnership funds to these items will depend upon the Partnership's ability to reach definitive agreements with the anchor store, which would include an amendment of its lease. Construction of the anchor store would also require certain agreements with the existing mortgage lender. There is no assurance that the Partnership will obtain the necessary binding agreements with the anchor store and the mortgage lenders, and in the event they are not obtained, the Partnership may decide not to build the anchor store and complete a mall enhancement. If the Partnership does not commit the additional funds necessary for the mall enhancement, the anchor store has the right to terminate the existing lease agreement and the Partnership would be required to absorb the amount of the initial development costs incurred for this investment. The development costs capitalized in 1995 are approximately $187,000. The aggregate costs capitalized are approximately $1,949,000 at December 31, 1995.

     To explore the Partnership's options respecting this property, the Partnership began marketing the property for sale. In February 1996, the Partnership entered into a non-binding letter of intent to sell the Bristol Mall. The prospective purchaser (an independent third party) is currently conducting its due diligence review with respect to the property and is expected to complete such review by the end of April 1996. A sale of the property for the proposed terms would result in a gain to the Partnership for financial reporting and Federal income tax purposes in 1996. The letter of intent executed by the Partnership and the prospective purchaser is non-binding and consummation of the proposed transaction is subject to the satisfaction of various conditions. Therefore, there can be no assurance that a sale of the property will be consummated on any terms.

(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at December 31, 1995 is a party to one operating joint venture agreement. Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the venture.

     There are certain risks associated with the Partnership's investment made through a joint venture including the possibility that the Partnership's joint venture partner in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partner may have economic or business interests or goals that are inconsistent with those of the Partnership.

     (b)  Fishkill

     The Partnership owned a 10% interest in Fishkill, which owned an 80% interest in Dutchess Mall Associates ("Dutchess"), the former owner of Dutchess Mall located in Fishkill, New York. Dutchess had been actively negotiating with the first mortgage lender to seek a modification of the terms of the current mortgage loan to provide the funds necessary for a much needed renovation of the center. During 1993, Dutchess received a notice of default and acceleration from the first mortgage lender. In this regard, Dutchess and the lender reached a six-month standstill agreement (which expired on July 31, 1993) whereby Dutchess proceeded with an aggressive leasing and remerchandising program in order to re-position the mall to better compete within its market. Pursuant to the terms of the agreement, Dutchess had remitted the monthly net cash flow (as defined) to the lender as debt service. Upon expiration of the standstill agreement, interest on the mortgage was accrued at a default rate of 18% as opposed to the contract rate of 13.75% in 1993. Efforts to lease the center did not meet with lender approval and on May 13, 1994 the property was transferred to the lender.

     As a result of the transfer of title to the lender as discussed above, Dutchess no longer has an ownership interest in the property and recognized a gain for financial reporting purposes of $3,858,247 (of which $414,823 is allocated to the Partnership) and recognized a gain of $3,558,767 (of which $391,096 is allocated to the Partnership) for Federal income tax purposes during 1994 with no corresponding distributable proceeds. Accordingly, Dutchess and Fishkill terminated their affairs in 1994.

     (c)  Wachovia

     In July 1986, the Partnership contributed its 100% ownership interest in the Wachovia Bank Building and Phillips Building to Wachovia, a newly formed joint venture partnership. The Partnership's venture partner has agreed to contribute $10,700,000, before applicable interest, to the venture pursuant to a payment schedule from the closing date through August 1, 1996. As of December 31, 1995, a total of $10,959,404, including interest, has been contributed.

     The venture agreement provides for a preferred return of annual cash flow to the Partnership and the venture partners with any remaining annual cash flow allocated, in general, 65% to the Partnership and 35% to the venture partners through December 1995. Subsequent to December 1995, annual cash flow is distributable 65% and 35% to the Partnership and venture partners, respectively. For Federal income tax purposes and financial reporting purposes, profits and losses from operation are allocated 65% to the Partnership and 35% to the venture partners.

     The property's mortgage loan is due in late 1996 and due to the short-term nature of the renewal, it is considered unlikely that the Partnership would be able to secure replacement financing or receive an extension from the existing lender on favorable terms at that time. The Partnership is currently marketing the remaining space (approximately 40% of the building vacated by Wachovia Bank at the expiration of their lease) in the Wachovia Bank Building and Phillips Building to prospective replacement tenants but has not been successful in its efforts due to the lack of large space users in this market. Re-leasing the remaining space in the building or any additional extensions of the Wachovia Bank lease would likely require major renovation to the building as well as significant tenant improvements which, in turn, would be contingent upon the Partnership obtaining financing for these tenant replacement costs. Unless replacement tenants are secured on acceptable terms for the remaining space in the Wachovia Bank Building, it is unlikely that the Partnership will commit any additional funds to the property. This may result in the Partnership no longer having an ownership interest in the two office buildings upon maturity of the mortgage loan as they are both subject to one mortgage. This action would result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. Additionally, the Partnership could be required to remit to the local tax authorities withholding for taxes due as a result of this action. This withholding amount is currently estimated to be approximately $500,000.

     The property is managed for a management fee calculated at 3-1/2% of the gross receipts of the property and a leasing fee of $50,000 per year. Payment of 1-1/2% of the 3-1/2% management fee is deferred (as required in the agreement with the venture partner) until the sale of the property and is subordinated to certain distributions of net sale and refinancing proceeds to the venture partners (see note 6).


(4)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1995 and
1994:
                                             1995               1994
                                         -----------        -----------
9-1/4% mortgage note secured by
 two office buildings in
 Winston-Salem, North Carolina;
 payable in monthly installments
 of $181,640 (including interest)
 through October 31, 1996 when
 the remaining unpaid principal
 balance of $19,861,164 is payable
 (note 3(c)) . . . . . . . . . . . . . . $20,134,866        20,436,738

8-3/4% mortgage note, due
 February 2006, secured by a
 shopping center in Bristol,
 Virginia; payable in monthly
 installments of $78,750
 (including interest). . . . . . . . . .   6,291,445         6,667,865
                                         -----------       -----------
     Total debt. . . . . . . . . . . . .  26,426,311        27,104,603
     Less current portion of
      long-term debt . . . . . . . . . . (20,545,576)         (678,292)
                                         -----------       -----------

     Total long-term debt. . . . . . . . $ 5,880,735        26,426,311
                                         ===========       ===========

     Five-year maturities of long-term debt are summarized as follows:

               1996. . . . . . . . . . . . .   $20,545,576
               1997. . . . . . . . . . . . .       448,125
               1998. . . . . . . . . . . . .       488,947
               1999. . . . . . . . . . . . .       533,488
               2000. . . . . . . . . . . . .       582,086
                                               ===========


(5)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership from operations are allocated 97% to the Limited Partners and 3% to the General Partners. Profits from the sale or refinancing of investment properties are to be allocated to the General Partners in an amount equal to the greater of (a) any cash distributions to the General Partners from the proceeds of any sale or refinancing (as described below) or (b) 1% of the profits from the sale or refinancing. Losses from the sale or refinancing of investment properties are to be allocated 1% to the General Partners. The remaining sale or refinancing profits and losses will be allocated to the Limited Partners.

     The Partnership Agreement also generally provides that notwithstanding any allocation contained in the Agreement, if at any time profits are realized by the Partnership, any current or anticipated event would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of Profits to the General Partners shall be increased to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. In general, the effect of this provision is to allow the deferral of the recognition of taxable gain to the Limited Partners.

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon termination of the Partnership.

     Distributions of "cash flow" of the Partnership are allocated 90% to the Limited Partners and 10% to the General Partners (of which 5% constitutes a management fee to the Managing General Partner for services in managing the Partnership). However, such management fees and a portion of such distributions to the General Partners are subordinated to the Limited Partners' receipt of a stipulated return on capital.

     The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of a real property by the Partnership an amount up to 3/4 of 1% of the selling price and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners were to receive 100% of all net sale proceeds until the Limited Partners (i) had received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) had received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equaled a 7% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the fourth fiscal quarter of 1977. The Limited Partners have received cash distributions that satisfied the requirements in (i) and (ii) above.


(6)  MANAGEMENT AGREEMENTS

     The Partnership has entered into agreements for the operation and management of the various investment properties. Such agreements are summarized as follows:

     The Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets is acting as the property manager of the Wachovia Bank Building and Phillips Building after the sale on the same terms that existed prior to the sale. Bristol Mall shopping center continues to be managed by an affiliate of the General Partners.

(7)  SALE OF INVESTMENT PROPERTY - TOWNE SOUTH PLAZA

     In 1983, the Partnership sold the Towne South Plaza. The sale price was $8,213,500, consisting of $2,833,500 in cash, a promissory note in the amount of $600,000 and a $4,780,000 purchase price wrap-around promissory note secured by the property. For financial reporting purposes, the sale was accounted for by the installment method. Gain recognized in 1993 was aggregated $39,297.

     On October 17, 1994, the wrap-around mortgage note receivable secured by the Towne South Plaza shopping center was paid in full by the borrower. The Partnership received $4,064,393 including a $77,469 prepayment penalty based upon the outstanding mortgage note receivable at the time of the retirement. Concurrently, the Partnership paid in full the underlying mortgage indebtedness of the property by remitting $3,829,451, including a $37,764 prepayment penalty based upon the outstanding loan balance at the time of the retirement. The remaining balance of the gain on sale recognized in 1994 for financial reporting purposes was $1,569,911.


(8)  LEASES - AS PROPERTY LESSOR

     At December 31, 1995, the Partnership and its consolidated venture's principal assets are one shopping center and one office building complex. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over the estimated useful lives. Leases with tenants range in term from one to thirty years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volumes. With respect to the Partnership's shopping center investment, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Costs and accumulated depreciation of the leased assets are summarized as follows at December 31, 1995:

       Office Building:
           Cost. . . . . . . . . . . . . . . . . .     $12,992,133
           Accumulated depreciation. . . . . . . .      (5,728,207)
                                                       -----------
                                                         7,263,926
       Shopping Center:
           Cost. . . . . . . . . . . . . . . . . .      19,697,757
           Accumulated depreciation. . . . . . . .     (12,142,259)
                                                       -----------
                                                         7,555,498
                                                       -----------
                                                       $14,819,424
                                                       ===========

     Minimum lease payments including amounts representing executory costs (e.g. taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating lease agreements, are as follows:

             1996. . . . . . . . . . . . . . . .    $ 5,028,113
             1997. . . . . . . . . . . . . . . .      4,813,210
             1998. . . . . . . . . . . . . . . .      3,283,946
             1999. . . . . . . . . . . . . . . .      3,237,864
             2000. . . . . . . . . . . . . . . .      2,771,094
             Thereafter. . . . . . . . . . . . .      3,615,202
                                                    -----------
                Total. . . . . . . . . . . . . .    $22,749,429
                                                    ===========

     Contingent rent (based on sales of property tenants) included in consolidated rental income was as follows for the years ended December 31, 1995, 1994 and 1993:

             1993. . . . . . . . . . . . . . . .      $198,471
             1994. . . . . . . . . . . . . . . .       221,144
             1995. . . . . . . . . . . . . . . .       280,375
                                                      ========


(9)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1995 and for the years ended December 31, 1995, 1994 and 1993 are as follows:





                                                                                                UNPAID AT
                                                                                               DECEMBER 31,
                                                  1995            1994            1993            1995
                                                --------        --------        --------     --------------
Property management and
  leasing fees . . . . . . . . . . . . .        $241,983         462,099         520,758        1,241,519
Insurance commissions. . . . . . . . . .          22,293          22,627          24,369            --
Reimbursement (at cost)
  for out-of-pocket expenses . . . . . .           6,463             877           5,005               25
Reimbursement (at cost) for
  out-of-pocket salary and
  salary related expenses
  relating to on-site and
  other costs for the
  Partnership and its
  investment properties. . . . . . . . .          83,237          62,312          87,000            --
                                                --------        --------        --------        ---------

                                                $353,976         547,915         637,132        1,241,544
                                                ========        ========        ========        =========



     All amounts deferred or currently payable to the General Partners and their affiliates do not bear interest. The General Partners and their affiliates have deferred receipt of approximately $1,200,000 of property management and leasing fees (approximately $30 per Interest) pursuant to the Wachovia agreement with its venture partner (see note 3(c)). Such amounts are deferred until the sale of the property and are subordinated to certain distributions of net sale and refinancing proceeds to the venture partners.

     Effective October 1, 1995, the Managing General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by affiliates of the General Partners.





                                                                                                 SCHEDULE III
                                          JMB INCOME PROPERTIES, LTD. - V
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                               CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                 DECEMBER 31, 1995



                                                        COSTS CAPITALIZED             GROSS AMOUNT AT WHICH
                             INITIAL COST                 SUBSEQUENT TO                 CARRIED AT CLOSE
                            TO PARTNERSHIP (A)             ACQUISITION                  OF PERIOD (B)(C)
                           -------------------------  ----------------------------   -----------------------
                                         BUILDINGS                   BUILDINGS                   BUILDINGS
                                           AND                         AND                          AND
              ENCUMBRANCE     LAND      IMPROVEMENTS      LAND      IMPROVEMENTS         LAND   IMPROVEMENTS
              -----------  -----------  ------------  ------------ ---------------    ----------------------

OFFICE
BUILDING:

Winston-
 Salem,
 North
 Carolina
 (E) . . . . .$20,134,866    1,949,914    21,281,279          --      (10,239,060)     1,949,914  11,042,219

SHOPPING
CENTER:

Bristol,
Virginia . . .  6,291,445      621,242    14,811,832        180,461     4,084,222        801,703  18,896,054
              -----------   ----------    ----------       --------    ----------      ---------  ----------
     Total . .$26,426,311    2,571,156    36,093,111        180,461    (6,154,838)     2,751,617  29,938,273
              ===========   ==========    ==========       ========    ==========      =========  ==========



                                                                                                 SCHEDULE III
                                          JMB INCOME PROPERTIES, LTD. - V
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                         CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                                                    LIFE ON WHICH
                                                                                    DEPRECIATION
                                                                                     IN LATEST
                                                                                    STATEMENT OF         1995
                                     ACCUMULATED          DATE OF        DATE        OPERATIONS      REAL ESTATE
                       TOTAL        DEPRECIATION(D)    CONSTRUCTION    ACQUIRED     IS COMPUTED         TAXES
                   -------------   ----------------    ------------   ----------  ---------------     ----------

OFFICE
BUILDING:

Winston-
 Salem,
 North
 Carolina
 (E) . . . . . .     $12,992,133          5,728,207       1966/72        1/31/77       5-40 years        481,156

SHOPPING
CENTER:

Bristol,
Virginia . . . .      19,697,757         12,142,259        1975          8/31/77       5-35 years        159,443
                     -----------         ----------                                                      -------
     Total . . .     $32,689,890         17,870,466                                                      640,599
                     ===========         ==========                                                      =======

_______________
Notes:

     (A)  The initial cost to the Partnership represents the original purchase price of the properties.
     (B)  The aggregate cost of the above real estate at December 31, 1995 for Federal income tax purposes was approximately $47,166,000.


                                                                                                 SCHEDULE III
                                          JMB INCOME PROPERTIES, LTD. - V
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                         CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


     (C)  Reconciliation of real estate owned:

                                                                1995              1994               1993
                                                            ------------      ------------      ------------

      Balance at beginning of period . . . . . . . . . .    $ 32,489,970        31,641,230        31,317,205
      Additions during period. . . . . . . . . . . . . .         199,920           848,740           324,025
                                                            ------------      ------------      ------------
      Balance at end of period . . . . . . . . . . . . .    $ 32,689,890        32,489,970        31,641,230
                                                            ============      ============      ============

     (D)  Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . . . .    $ 16,993,790        16,084,364        15,193,620
      Depreciation expense . . . . . . . . . . . . . . .         876,676           909,426           890,744
                                                            ------------      ------------      ------------

      Balance at end of period . . . . . . . . . . . . .    $ 17,870,466        16,993,790        16,084,364
                                                            ============      ============      ============


     (E)  The Partnership contributed the net book value of this property in the amount of
          $12,339,911 to a newly formed joint venture in 1986.  Reference is made to Note 3(c)
          for a description of such transaction.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes or disagreements with accountants during fiscal year 1994 and 1995.



                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation substantially all of the outstanding stock of which is owned directly or indirectly, by certain of its officers and directors and members of their families. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by Messrs. Neil G. Bluhm and Judd D. Malkin as the individual general partners of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Managing General Partner are as follows:

                                                           SERVED IN
NAME                       OFFICE                          OFFICE SINCE
----                       ------                          ------------

Judd D. Malkin             Chairman                           5/03/71
                           Director                           5/03/71
                           Chief Financial Officer            2/22/96
Neil G. Bluhm              President                          5/03/71
                           Director                           5/03/71
Burton E. Glazov           Director                           7/01/71
Stuart C. Nathan           Executive Vice President           5/08/79
                           Director                           3/14/73
A. Lee Sacks               Director                           5/09/88
John G. Schreiber          Director                           3/14/73
H. Rigel Barber            Executive Vice President           1/02/87
                           Chief Executive Officer            8/01/93
Glenn E. Emig              Executive Vice President           1/01/93
                           Chief Operating Officer            1/01/95
Gary Nickele               Executive Vice President and       1/01/92
                           General Counsel                    2/27/84
Gailen J. Hull             Senior Vice President              6/01/88
Howard Kogen               Senior Vice President              1/02/86
                           Treasurer                          1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 5, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 5, 1996. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") Carlyle Income Plus, L.P. II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and, JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB, including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (a general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 58) is an individual general partner of JMB Income-IV. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers.

     Neil G. Bluhm (age 58) is an individual general partner of JMB Income-IV. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 57) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December of 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 54) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 62) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 49) has been associated with JMB since December, 1970 and served as an Executive Vice President for JMB until December, 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. Mr. Schreiber is also a director of Urban Shopping Centers, Inc. and a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 46) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 48) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 43) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 47) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 60) has been associated with JMB since March, 1973. He is a Certified Public Accountant.


ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Managing General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is made to Notes 5 and 9 for a description of such transactions, distributions and allocations. In 1995, 1994 and 1993 cash distributions of $1,910, $1,963 and $1,820 were paid, respectively, to the General Partners.

     JMB Properties Company, an affiliate of the Managing General Partner, provided property management services to the Partnership for the Wachovia Bank Building and Phillips Building in Winston-Salem, North Carolina through the date of its sale in December, 1994 at fees calculated at 3-1/2% of gross income. JMB Retail Properties Company (renamed Urban Retail Properties Company as of March 15, 1995), an affiliate of the Managing General Partner, provided property management services to the Partnership for the Dutchess Mall in Fishkill, New York (through date of disposition) and the Bristol Mall in Bristol, Virginia at fees calculated at 5% (Dutchess Mall and Bristol Mall) of gross income from the properties. In 1995, such affiliates earned property management and leasing fees amounting to $241,983. As of December 31, 1995, management and leasing fees due to such affiliates in the amount of $1,241,519 remain unpaid. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event for a fee greater than 5% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner, earned and received insurance brokerage commissions in 1995 aggregating $22,293 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage involved.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1995, the Managing General Partner earned reimbursements for such out-of-pocket expenses in the amount of $89,700, of which $25 was unpaid as of December 31, 1995.

     The Partnership is permitted to engage in various transactions involving affiliates of the Managing General Partner. The relationship of the Managing General Partner (and its officers and directors) to its affiliates is set forth in Item 10 above and Exhibit 21 hereto.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  The following group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

                               NAME OF                         AMOUNT AND NATURE
                               BENEFICIAL                      OF BENEFICIAL               PERCENT
TITLE OF CLASS                 OWNER                           OWNERSHIP                   OF CLASS
--------------                 ----------                      -----------------           --------
Limited Partnership            Liquidity Financial             2,642.84 Interests             6.86%
 Interest                      Corporation                     indirectly (as invest-
                               1900 Powell Street              ment manager or, through
                               Suite 730 Emeryville,           affiliated entities,
                               California 94608                general partner of 15
                                                               separate investment funds)

     (b)  The Managing General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:

                               NAME OF                         AMOUNT AND NATURE
                               BENEFICIAL                      OF BENEFICIAL               PERCENT
TITLE OF CLASS                 OWNER                           OWNERSHIP                   OF CLASS
--------------                 ----------                      -----------------           --------
Limited Partnership
 Interests                     JMB Realty Corporation            5 Interests               Less than 1%
                                                                   directly
Limited Partnership            Managing General Partner          5 Interests               Less than 1%
 Interests                     its officers and                    directly
                               directors and the Associate
                               General Partner as a group

     No officer or director of the Managing General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c)  There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Managing General Partner, affiliates or their management other than those described in Items 10 and 11 above.



                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  The following documents are filed as part of this report:

             (1)   Financial Statements.  (See Index to Financial
Statements filed with this annual report).

             (2)   Exhibits.

                   3-A.* The Prospectus of the Partnership dated August 15, 1977, as supplemented September 20, 1977, filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference. Copies of pages 8-15, 43, 87, 92 and A-6 to A-17 of the Prospectus are incorporated herein by reference.

                   3-B.* Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus, which is incorporated herein by reference and which agreement is hereby incorporated herein by reference.

                   4-A. Documents relating to the refinancing of the mortgage loan, dated October 17, 1986, secured by the Wachovia Bank Building and Phillips Building office buildings in Winston-Salem, North Carolina are hereby incorporated by reference to the Partnership's Report on Form 10-K (File No. 0-8716) dated March 19, 1993.

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

                   21.   List of Subsidiaries.

                   24.   Powers of Attorney.

                   27.   Financial Data Schedule

        ----------

        * Previously filed as Exhibits 3-A and 3-B, respectively, to the Partnership's Report for December 31, 1992 on Form 10-K of the Securities Exchange Act of 1934 (File no. 0-8716) filed on March 19, 1993 and hereby incorporated herein by reference.

     (b) No Reports on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

     No annual report for the fiscal year 1995 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.





                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 JMB INCOME PROPERTIES, LTD. - V

                 By:     JMB Realty Corporation
                         Managing General Partner


                         GAILEN J. HULL
                 By:     Gailen J. Hull
                         Senior Vice President
                 Date:   March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 By:     JMB Realty Corporation
                         Managing General Partner

                         JUDD D. MALKIN*
                 By:     Judd D. Malkin, Chairman and
                         Chief Financial Officer
                 Date:   March 25, 1996

                         NEIL G. BLUHM*
                 By:     Neil G. Bluhm, President and Director
                 Date:   March 25, 1996

                         H. RIGEL BARBER*
                 By:     H. Rigel Barber, Chief Executive Officer
                 Date:   March 25, 1996

                         GLENN E. EMIG*
                 By:     Glenn E. Emig, Chief Operating Officer
                 Date:   March 25, 1996


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Senior Vice President
                         Principal Accounting Officer
                 Date:   March 25, 1996

                         A. LEE SACKS*
                 By:     A. Lee Sacks, Director
                 Date:   March 25, 1996

                         STUART C. NATHAN*
                 By:     Stuart C. Nathan,
                         Executive Vice President and Director
                 Date:   March 25, 1996

                 *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                         GAILEN J. HULL
                 By:     Gailen J. Hull
                         Attorney-in-Fact
                 Date:   March 25, 1996


                      JMB INCOME PROPERTIES, LTD. - V

                               EXHIBIT INDEX



                                                    DOCUMENT
                                                 INCORPORATED
                                                 BY REFERENCE     PAGE
                                                 -------------    ----
3-A.       Pages 8-15, 43, 87, 92
           and A-6 to A-17 of the
           Prospectus of the Partnership
           dated August 15, 1977 as
           supplemented September 20, 1977                 Yes

3-B.       Amended and Restated Agreement
           of Limited Partnership                          Yes

4-A.       Refinancing loan documents
           related to the Wachovia Bank
           Building and Phillips Building                  Yes

4-B.       Mortgage loan documents
           related to the Bristol Mall                     Yes

10-A.      Acquisition documents related
           to the Wachovia Bank Building
           and Phillips Building                           Yes

10-B.      Acquisition documents related
           to the Bristol Mall                             Yes

21.        List of Subsidiaries                            No

24.        Powers of Attorney                              No

27.        Financial Data Schedule                         No