Form 10-Q
period 1996-03-31
JMB INCOME PROPERTIES LTD V
filed 1996-05-14
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1996       Commission file #0-8716




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


                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    10



PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    11


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    12



PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                                    MARCH 31, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                             MARCH 31,     DECEMBER 31,
                                                                               1996           1995
                                                                          -------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  9,174,423     11,134,983
  Short-term investments. . . . . . . . . . . . . . . . . . . . . . . .        1,777,068          --
  Interest, rents and other receivables . . . . . . . . . . . . . . . .          409,344        283,687
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           41,300         28,421
                                                                            ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .       11,402,135     11,447,091
                                                                            ------------   ------------

Investment properties, at cost:
    Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,751,617      2,751,617
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . .       30,170,629     29,938,273
                                                                            ------------   ------------
                                                                              32,922,246     32,689,890
    Less accumulated depreciation . . . . . . . . . . . . . . . . . . .       18,089,934     17,870,466
                                                                            ------------   ------------
        Total investment properties, net of accumulated depreciation. .       14,832,312     14,819,424
                                                                            ------------   ------------
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           61,551         74,671
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          381,195        388,509
                                                                            ------------   ------------
                                                                            $ 26,677,193     26,729,695
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $ 20,474,711     20,545,576
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        1,344,434      1,389,326
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          199,741        201,081
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          160,311        480,406
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . .           96,820         30,541
                                                                            ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . .       22,276,017     22,646,930
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           23,656         23,916
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .        5,772,339      5,880,735
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       28,072,012     28,551,581
Venture partner's subordinated equity in venture. . . . . . . . . . . .       11,125,665     10,831,122
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . . .        1,401,832      1,397,856
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (3,090,976)    (3,090,976)
                                                                            ------------   ------------
                                                                              (1,688,144)    (1,692,120)
                                                                            ------------   ------------
  Limited partners (38,505 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       34,926,505     34,926,505
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . . .       26,405,048     26,276,500
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (72,163,893)   (72,163,893)
                                                                            ------------   ------------
                                                                             (10,832,340)   (10,960,888)
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . . .      (12,520,484)   (12,653,008)
                                                                            ------------   ------------
                                                                            $ 26,677,193     26,729,695
                                                                            ============   ============


                        See accompanying notes to consolidated financial statements.


                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                                 (UNAUDITED)
                                                                                1996           1995
                                                                           -------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 2,363,453      2,575,097
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . .          104,300        110,626
                                                                             -----------     ----------
                                                                               2,467,753      2,685,723
                                                                             -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . .          600,570        617,952
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          219,468        215,846
  Property operating expenses . . . . . . . . . . . . . . . . . . . . .        1,182,053      1,267,749
  Professional services . . . . . . . . . . . . . . . . . . . . . . . .           32,774         20,000
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . .           13,120         13,120
  General and administrative. . . . . . . . . . . . . . . . . . . . . .           25,181          5,400
                                                                             -----------     ----------
                                                                               2,073,166      2,140,067
                                                                             -----------     ----------
       Operating earnings (loss). . . . . . . . . . . . . . . . . . . .          394,587        545,656

Venture partner's share of venture's operations . . . . . . . . . . . .         (262,063)      (323,919)
                                                                             -----------     ----------
       Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . .      $   132,524        221,737
                                                                             ===========     ==========
       Net earnings (loss) per limited partnership interest . . . . . .      $      3.34           5.59
                                                                             ===========     ==========
       Cash distributions per limited partnership interest. . . . . . .      $     --             --
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


                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                 1996             1995
                                                                             ------------    ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   132,524         221,737
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       219,468         215,846
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        13,120          13,120
    Venture partner's share of venture's operations . . . . . . . . . . . .       262,063         323,919
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .      (125,657)        124,245
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (12,879)         13,843
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .         7,314           --
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (44,892)        (22,453)
    Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,340)            712
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      (320,095)        161,046
    Other current liabilities . . . . . . . . . . . . . . . . . . . . . . .        66,279           1,509
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          (260)          --
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .       195,645       1,053,524

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .    (1,777,068)      2,881,787
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (232,356)         (2,938)
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .    (2,009,424)      2,878,849
                                                                             ------------     -----------
Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --           (703,449)
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (179,261)       (163,932)
  Venture partner's contributions to venture. . . . . . . . . . . . . . . .       197,106         207,566
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .      (164,626)       (233,816)
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .      (146,781)       (893,631)
                                                                             ------------     -----------

          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . . . . . . . . . . . . . .    (1,960,560)      3,038,742
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . . . . . . . . . . . . . .    11,134,983       3,722,315
                                                                             ------------     -----------

          Cash and cash equivalents,
            end of period . . . . . . . . . . . . . . . . . . . . . . . . .  $  9,174,423       6,761,057
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest . . . . . . . . . . . . . . .  $    601,910         617,240
                                                                             ============     ===========
    Non-cash investing and financing activities . . . . . . . . . . . . . .  $      --              --
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


                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1996 AND 1995

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1995 which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1996 and for the three months ended March 31, 1995 are as follows:

                                                           Unpaid at
                                                           March 31,
                                    1996        1995         1996
                                  -------     -------    -------------
Property management
 and leasing fees . . . . . .     $64,054     116,058      1,263,203
Insurance commissions . . . .         277          85          --
Reimbursement (at cost)
 for out-of-pocket
 expenses . . . . . . . . . .      34,375      33,117            698
                                  -------     -------      ---------

                                  $98,706     149,260      1,263,901
                                  =======     =======      =========

     All amounts deferred or currently payable to the General Partners and their affiliates do not bear interest. The General Partners and their affiliates have deferred receipt of property management and leasing fees pursuant to the venture agreement for the Wachovia Bank Building and Phillips Building. Prior to 1995, an affiliate of the Corporate General Partner provided management and leasing services. In December 1994, the affiliate sold all of its assets and assigned its interest in the management contracts, including the one for the Wachovia Bank Building and Phillips Building to an unaffiliated third party. In connection with such sale, an affiliate of the General Partners guaranteed payment to the unaffiliated third party the portion of the fees currently deferred due to the provision in the venture agreement for the Wachovia Bank Building and Phillips Building. Such amounts are deferred until the sale or disposition of the property and are subordinated to certain distributions of net sale and refinancing proceeds. As of March 31, 1996, the General Partners and their affiliates have deferred receipt of approximately $1,224,000 (approximately $31 per interest) of such fees. This amount is reflected in accounts payable in the consolidated financial statements.


BRISTOL MALL

     During 1989, the Partnership entered into a lease with a potential anchor tenant for a 90,000 square foot addition at the Bristol Mall shopping center. For the lease to commence, the addition and mall enhancement program would be required to be completed. The Partnership is holding funds in reserve and is considering whether to use them to pay for its share of the remaining costs (approximately $7,100,000) for the proposed addition and enhancement. The decision to commit Partnership funds to these items will depend upon the Partnership's ability to reach definitive agreements with the anchor store, which would include an amendment of its lease. Construction of the anchor store would also require certain agreements with the existing mortgage lender. However, the Partnership will not use these funds for that purpose unless, among other things, the Partnership believes that upon the sale of the Bristol Mall the Partnership will receive a return of the funds and a reasonable rate of return thereon. If the Partnership does not commit the additional funds necessary for the mall enhancement, the anchor store has the right to terminate the existing lease agreement and the Partnership would be required to absorb the amount of the initial development costs incurred for this investment. The development costs capitalized in 1996 are approximately $94,000. The aggregate costs capitalized are approximately $2,043,000 at March 31, 1996.

     As previously reported, the Partnership had entered into, in February 1996, a non-binding letter of intent to sell the Bristol Mall. The prospective purchaser and the Partnership failed to negotiate and execute a sales agreement and terminated further discussions. Although the Partnership continues to market this property for sale, there can be no assurance that any satisfactory sales transaction will be completed in 1996.


WACHOVIA BANK BUILDING AND PHILLIPS BUILDING

     The property's mortgage loan is due in late 1996 and due to the short-term nature of the renewal of a portion of the space (approximately 114,000 square feet) occupied by the Wachovia Bank (through December 31, 1997), it is considered unlikely that the Partnership would be able to secure replacement financing or receive an extension from the existing lender on favorable terms. The Partnership is currently marketing the remaining space (approximately 40% of the buildings vacated by Wachovia Bank at the expiration of their lease in December 1995) to prospective replacement tenants but has not been successful in its efforts due to the lack of large space users in this market. Re-leasing the remaining space in the building or any additional extensions of the Wachovia Bank lease would likely require major renovation to the building as well as significant tenant improvements which, in turn, would be contingent upon the Partnership obtaining financing for these tenant replacement costs. Unless replacement tenants are secured on acceptable terms for the remaining space, it is unlikely that the Partnership will commit any additional funds to the property. This may result in the Partnership no longer having an ownership interest in the two office buildings. This action would result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. Additionally, the Partnership could be required to remit to the local tax authorities withholding for taxes due as a result of this action. This withholding amount is currently estimated to be approximately $500,000.

     The accompanying consolidated financial statements include approximately $6,100,000 of undistributed operating cash flow related to Wachovia Building Associates. Such funds are distributable to the Partnership and the unaffiliated joint venture in the amounts of $3,500,000 and $2,600,000, respectively.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     The General Partners and their affiliates have deferred payment of certain fees of approximately $1,224,000 (approximately $31 per interest) as of March 31, 1996 pursuant to the venture agreement for the Wachovia Bank Building and Phillips Building.

     The General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner, if the properties are sold or disposed of in the near term), barring unforeseen economic developments. The Partnership's only remaining real estate assets are its joint venture interest in the Wachovia Bank and Phillips Buildings, and its interest in Bristol Mall. The Partnership does not expect to realize any proceeds from the disposition of the Wachovia Bank and Phillips Buildings. However, the Partnership does expect to realize net proceeds from the sale of Bristol Mall.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents and the corresponding increase in short-term investments at March 31, 1996 as compared to December 31, 1995 is primarily due to all of the Partnership's investments in U.S. Government obligations being classified as cash equivalents at December 31, 1995 rather than as short-term investments.

     The increase in interest, rents and other receivables at March 31, 1996 as compared to December 31, 1995 is primarily due to increased billings for recoverable expenses from tenants at the Bristol Mall.

     The decrease in accrued real estate taxes as of March 31, 1996 as compared to December 31, 1995 is primarily due to the timing of payments for real estate taxes at the Wachovia Bank Building and Phillips Building.

     The decrease in rental income for the three months ended March 31, 1996 as compared to the same period in 1995 is primarily due to the decrease in occupancy at the Wachovia Bank Building and Phillips Building due to the Wachovia Bank vacating approximately 40% of the buildings upon expiration of their lease in December 1995.

     The decrease in property operating expenses for the three months ended March 31, 1996 as compared to the same period in 1995 is primarily due to less utility and maintenance costs incurred at the Wachovia Bank Building and Phillips Building. This amount is partially offset by an increase in maintenance costs at the Bristol Mall due to unusually heavy snowfall in 1996.



PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:
                                                    1995                             1996
                                 --------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1.  Wachovia Bank Building and
     Phillips Building
      Winston-Salem,
      North Carolina. . . . . . .   100%      100%       100%      100%     60%

2.  Bristol Mall
     Bristol, Virginia. . . . . .    82%       83%        82%       83%     81%




                                PART IV

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

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


                JMB INCOME PROPERTIES, LTD. - V

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 10, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 10, 1996