Form 10-Q
period 1996-06-30
JMB INCOME PROPERTIES LTD V
filed 1996-08-13
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 1996        Commission file #0-8716




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




                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    11



PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    13


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    14





PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                                     JUNE 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                             JUNE 30,      DECEMBER 31,
                                                                               1996           1995
                                                                          -------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $ 11,705,797     11,134,983
  Interest, rents and other receivables . . . . . . . . . . . . . . . .          176,311        283,687
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .            --            28,421
                                                                            ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .       11,882,108     11,447,091
                                                                            ------------   ------------

Investment properties, at cost:
    Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,751,617      2,751,617
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . .       30,275,141     29,938,273
                                                                            ------------   ------------
                                                                              33,026,758     32,689,890
    Less accumulated depreciation . . . . . . . . . . . . . . . . . . .       18,310,403     17,870,466
                                                                            ------------   ------------
        Total investment properties, net of accumulated depreciation. .       14,716,355     14,819,424
                                                                            ------------   ------------
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           48,430         74,671
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          373,882        388,509
                                                                            ------------   ------------
                                                                            $ 27,020,775     26,729,695
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $ 20,402,183     20,545,576
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        1,434,540      1,389,326
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          198,370        201,081
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          320,622        480,406
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . .           91,484         30,541
                                                                            ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . .       22,447,199     22,646,930
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           24,868         23,916
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .        5,660,532      5,880,735
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       28,132,599     28,551,581
Venture partner's subordinated equity in venture. . . . . . . . . . . .       11,324,570     10,831,122
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . . .        1,404,354      1,397,856
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (3,090,976)    (3,090,976)
                                                                            ------------   ------------
                                                                              (1,685,622)    (1,692,120)
                                                                            ------------   ------------
  Limited partners (38,505 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       34,926,505     34,926,505
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . . .       26,486,616     26,276,500
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (72,163,893)   (72,163,893)
                                                                            ------------   ------------
                                                                             (10,750,772)   (10,960,888)
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . . .      (12,436,394)   (12,653,008)
                                                                            ------------   ------------
                                                                            $ 27,020,775     26,729,695
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




                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 2,340,105     2,607,718     4,703,558     5,182,815
  Interest income . . . . . . . . . . . . . . . .      126,726       126,270       231,026       236,896
                                                   -----------    ----------   -----------    ----------
                                                     2,466,831     2,733,988     4,934,584     5,419,711
                                                   -----------    ----------   -----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .      595,466       613,303     1,196,036     1,231,255
  Depreciation. . . . . . . . . . . . . . . . . .      220,469       215,847       439,937       431,693
  Property operating expenses . . . . . . . . . .    1,248,261     1,172,783     2,430,314     2,440,532
  Professional services . . . . . . . . . . . . .       15,660        60,080        48,434        80,080
  Amortization of deferred expenses . . . . . . .       13,121        13,121        26,241        26,241
  General and administrative. . . . . . . . . . .       31,654        20,695        56,835        26,095
                                                   -----------    ----------   -----------    ----------
                                                     2,124,631     2,095,829     4,197,797     4,235,896
                                                   -----------    ----------   -----------    ----------
       Operating earnings (loss). . . . . . . . .      342,200       638,159       736,787     1,183,815

Venture partner's share of
  venture's operations. . . . . . . . . . . . . .     (258,110)     (326,879)     (520,173)     (650,798)
                                                   -----------    ----------   -----------    ----------
       Net earnings (loss). . . . . . . . . . . .  $    84,090       311,280       216,614       533,017
                                                   ===========    ==========   ===========    ==========
       Net earnings (loss) per
         limited partnership interest . . . . . .  $      2.12          7.84          5.46         13.43
                                                   ===========    ==========   ===========    ==========
       Cash distributions per
         limited partnership
         interest . . . . . . . . . . . . . . . .  $     --            --            --            --
                                                   ===========    ==========   ===========    ==========

                        See accompanying notes to consolidated financial statements.




                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                 1996             1995
                                                                             ------------    ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   216,614         533,017
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       439,937         431,693
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        26,241          26,241
    Venture partner's share of venture's operations . . . . . . . . . . . .       520,173         650,798
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       107,376         158,020
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        28,421          37,337
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        14,627           --
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        45,214         (36,581)
    Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,711)           (541)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      (159,784)        322,092
    Other current liabilities . . . . . . . . . . . . . . . . . . . . . . .        60,943           3,191
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           952           3,750
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .     1,298,003       2,129,017

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --         (2,864,940)
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (336,868)        (13,801)
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .      (336,868)     (2,878,741)
                                                                             ------------     -----------
Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --           (703,449)
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (363,596)       (330,546)
  Venture partner's contributions to venture. . . . . . . . . . . . . . . .       414,657         415,132
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .      (441,382)       (467,632)
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .      (390,321)     (1,086,495)
                                                                             ------------     -----------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . . . . . . . . . . . . . .       570,814      (1,836,219)
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . . . . . . . . . . . . . .    11,134,983       3,722,315
                                                                             ------------     -----------

          Cash and cash equivalents,
            end of period . . . . . . . . . . . . . . . . . . . . . . . . .  $ 11,705,797       1,886,096
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest . . . . . . . . . . . . . . .  $  1,198,747       1,231,796
                                                                             ============     ===========
    Non-cash investing and financing activities . . . . . . . . . . . . . .  $      --              --
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

                        JUNE 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1996 and for the six months ended June 30, 1995 are as follows:

                                                           Unpaid at
                                                           June 30,
                                   1996         1995         1996
                                 --------     -------      ---------
Property management
 and leasing fees . . . . . .    $130,669     239,795      1,286,860
Insurance commissions . . . .      13,473      21,743          --
Reimbursement (at cost)
 for out-of-pocket
 expenses . . . . . . . . . .       9,251      45,221          4,415
                                 --------     -------      ---------

                                 $153,393     306,759      1,291,275
                                 ========     =======      =========

     All amounts deferred or currently payable to the General Partners and their affiliates do not bear interest. The General Partners and their affiliates have deferred receipt of property management and leasing fees pursuant to the venture agreement for the Wachovia Bank Building and Phillips Building. Prior to 1995, an affiliate of the Corporate General Partner provided management and leasing services. In December 1994, the affiliate sold all of its assets and assigned its interest in the management contracts, including the one for the Wachovia Bank Building and Phillips Building to an unaffiliated third party. In connection with such sale, an affiliate of the General Partners guaranteed payment to the unaffiliated third party the portion of the fees currently deferred due to the provision in the venture agreement for the Wachovia Bank Building and Phillips Building. Such amounts are deferred until the sale or disposition of the property and are subordinated to certain distributions of net sale and refinancing proceeds. As of June 30, 1996, the General Partners and their affiliates have deferred receipt of approximately $1,247,000 (approximately $31 per interest) of such fees. This amount is reflected in accounts payable in the accompanying consolidated financial statements.

BRISTOL MALL

     During 1989, the Partnership entered into a lease with a potential anchor tenant for a 90,000 square foot addition at the Bristol Mall shopping center. For the lease to commence, an addition and associated mall enhancement program would be required to be completed. The decision to commit Partnership funds to these items will depend upon the Partnership's ability to reach definitive agreements with the anchor store, which would include an amendment of its lease. In July 1996, the Partnership began the mall enhancement project as expected to be required by the lease amendment. The Partnership and its consolidated ventures have been holding funds in reserve for these projects, and the Partnership plans to use them to pay for its share of the remaining costs (approximately $7,100,000) for the addition and enhancement. In addition, a portion of the cost of the construction of the anchor store (approximately $5,165,000) is expected to be funded through a construction loan provided by the anchor tenant. As the execution of the lease amendment and the required loan documents remain pending, it is possible that the Partnership will discontinue these projects rather than commit a substantial portion for the reserve funds if these documents are not signed. The Partnership expects the anchor tenant to execute the lease amendment and fund the construction loan in the near term; however, there can be assurance that the anchor tenant will do so. If the Partnership does not commit the additional funds necessary for the mall enhancement, the anchor store has the right to terminate the existing lease agreement and the Partnership would be required to absorb the amount of the initial development costs incurred for this investment. The development costs capitalized in 1996 are approximately $161,000. The aggregate costs capitalized are approximately $2,110,000 at June 30, 1996.

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

WACHOVIA BANK BUILDING AND PHILLIPS BUILDING

     The property's mortgage loan is due in late 1996 and due to the short-term nature of the renewal of a portion of the space (approximately 114,000 square feet) occupied by the Wachovia Bank (through December 31, 1997), it is considered unlikely that the Partnership would be able to secure replacement financing or receive an extension from the existing lender on favorable terms. The Partnership has been able to lease a portion of the vacant space (approximately 12,000 square feet) to new tenants and existing tenants wishing to expand. The Partnership is currently marketing the remaining space (approximately 30% of the buildings vacated by Wachovia Bank at the expiration of their lease in December 1995) to prospective replacement tenants but has not been successful in its efforts due to the lack of large space users in this market. Re-leasing the remaining space in the building or any additional extensions of the Wachovia Bank lease would likely require major renovation to the building as well as significant tenant improvements which, in turn, would be contingent upon the Partnership obtaining financing for these tenant replacement costs. Unless replacement tenants are secured on acceptable terms for the remaining space, it is unlikely that the Partnership will commit any additional funds to the property. This may result in the Partnership no longer having an ownership interest in the two office buildings. This action would result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. Additionally, the Partnership could be required to remit to the local tax authorities withholding for taxes due as a result of this action. This withholding amount is currently estimated to be approximately $500,000.

     The accompanying consolidated financial statements include approximately $6,400,000 of undistributed operating cash flow related to Wachovia Building Associates. Such funds are distributable to the Partnership and the unaffiliated joint venture in the amounts of approximately $3,700,000 and $2,700,000, respectively.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     During the second quarter some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 1,425 Interests in the Partnership between $100 and $120 per Interest. Also, the Partnership was made aware of an additional solicitation from another unaffiliated third party for the purchase of a limited number of Interests in the Partnership at $115 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers expired with approximately 603 and 240 Interests being purchased by such unaffiliated third parties, respectively, pursuant to such offers. In addition, the Partnership has, from time to time, received inquires from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.
The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests. Expenses incurred in connection with the previous tender offers and additional potential tender offers for Interests are expected to increase Partnership operating expenses in the third quarter.

     The General Partners and their affiliates have deferred payment of certain fees of approximately $1,247,000 (approximately $31 per interest) as of June 30, 1996 pursuant to the venture agreement for the Wachovia Bank Building and Phillips Building.

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

RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables at June 30, 1996 as compared to December 31, 1995 is primarily due to the timing of payments received for recoverable expenses from tenants at the Bristol Mall.

     The decrease in accrued real estate taxes as of June 30, 1996 as compared to December 31, 1995 is primarily due to the timing of payments for real estate taxes at the Bristol Mall and Wachovia Bank Building and Phillips Building.

     The decrease in rental income and venture partner's share of venture's operations for the three and six months ended June 30, 1996 as compared to the same period in 1995 is primarily due to the decrease in occupancy at the Wachovia Bank Building and Phillips Building due to the Wachovia Bank vacating approximately 40% of the buildings upon expiration of their lease in December 1995.





PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:
                                                    1995                             1996
                                 --------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1.  Wachovia Bank Building and
     Phillips Building
      Winston-Salem,
      North Carolina. . . . . . .   100%      100%       100%      100%     60%      69%

2.  Bristol Mall
     Bristol, Virginia. . . . . .    82%       83%        82%       83%     81%      81%






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


    (b) No Reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report.






                              SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                JMB INCOME PROPERTIES, LTD. - V

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 9, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 9, 1996