Form 10-Q
period 1996-09-30
JMB INCOME PROPERTIES LTD V
filed 1996-11-14
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 1996   Commission file #0-8716




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

                                         CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               1996           1995
                                                                          -------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  9,758,518     11,134,983
  Interest, rents and other receivables . . . . . . . . . . . . . . . .          207,880        283,687
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .          104,856         28,421
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,000,000          --
                                                                            ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .       11,071,254     11,447,091
                                                                            ------------   ------------

Investment properties, at cost:
    Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,751,617      2,751,617
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . .       31,988,155     29,938,273
                                                                            ------------   ------------
                                                                              34,739,772     32,689,890
    Less accumulated depreciation . . . . . . . . . . . . . . . . . . .       18,392,145     17,870,466
                                                                            ------------   ------------
        Total investment properties, net of accumulated depreciation. .       16,347,627     14,819,424
                                                                            ------------   ------------
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           35,310         74,671
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          366,568        388,509
                                                                            ------------   ------------
                                                                            $ 27,820,759     26,729,695
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $ 20,326,930     20,545,576
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        1,471,581      1,389,326
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          197,209        201,081
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          480,933        480,406
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . .           46,860         30,541
                                                                            ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . .       22,523,513     22,646,930
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           24,868         23,916
Construction loan payable . . . . . . . . . . . . . . . . . . . . . . .          288,624          --
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .        5,548,330      5,880,735
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       28,385,335     28,551,581
Venture partner's subordinated equity in venture. . . . . . . . . . . .       11,571,605     10,831,122
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . . .        1,413,361      1,397,856
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (3,090,976)    (3,090,976)
                                                                            ------------   ------------
                                                                              (1,676,615)    (1,692,120)
                                                                            ------------   ------------
  Limited partners (38,505 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       34,926,505     34,926,505
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . . .       26,777,822     26,276,500
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (72,163,893)   (72,163,893)
                                                                            ------------   ------------
                                                                             (10,459,566)   (10,960,888)
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . . .      (12,136,181)   (12,653,008)
                                                                            ------------   ------------
                                                                            $ 27,820,759     26,729,695
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




                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 2,308,255     2,672,354     7,011,813     7,855,169
  Interest income . . . . . . . . . . . . . . . .      131,722       133,355       362,748       370,251
                                                   -----------    ----------   -----------    ----------
                                                     2,439,977     2,805,709     7,374,561     8,225,420
                                                   -----------    ----------   -----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .      592,314       608,465     1,788,350     1,839,720
  Depreciation. . . . . . . . . . . . . . . . . .       81,742       225,846       521,679       657,539
  Property operating expenses . . . . . . . . . .    1,108,907     1,321,849     3,539,221     3,762,381
  Professional services . . . . . . . . . . . . .       17,500         --           65,934        80,080
  Amortization of deferred expenses . . . . . . .       13,120        13,120        39,361        39,361
  General and administrative. . . . . . . . . . .       26,401          (698)       83,236        25,397
                                                   -----------    ----------   -----------    ----------
                                                     1,839,984     2,168,582     6,037,781     6,404,478
                                                   -----------    ----------   -----------    ----------
       Operating earnings (loss). . . . . . . . .      599,993       637,127     1,336,780     1,820,942

Venture partner's share of
  venture's operations. . . . . . . . . . . . . .     (299,780)     (319,855)     (819,953)     (970,653)
                                                   -----------    ----------   -----------    ----------
       Net earnings (loss). . . . . . . . . . . .  $   300,213       317,272       516,827       850,289
                                                   ===========    ==========   ===========    ==========
       Net earnings (loss) per
         limited partnership interest . . . . . .  $      7.56          7.99         13.02         21.42
                                                   ===========    ==========   ===========    ==========
       Cash distributions per
         limited partnership
         interest . . . . . . . . . . . . . . . .  $      --           --            --            --
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




                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                 1996             1995
                                                                             ------------    ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   516,827         850,289
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       521,679         657,539
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        39,361          39,361
    Venture partner's share of venture's operations . . . . . . . . . . . .       819,953         970,653
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .        75,807         244,445
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (76,435)            250
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        21,941           --
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        82,255         (14,371)
    Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,872)         (1,823)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .           527         483,137
    Other current liabilities . . . . . . . . . . . . . . . . . . . . . . .        16,319         (21,232)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           952           6,750
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .     2,015,314       3,214,998

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --          4,780,996
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .    (2,049,882)        (14,292)
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,000,000)          --
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .    (3,049,882)      4,766,704
                                                                             ------------     -----------
Cash flows from financing activities:
  Cash proceeds from construction loan. . . . . . . . . . . . . . . . . . .       288,624           --
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --           (703,449)
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (551,051)       (501,970)
  Venture partner's contributions to venture. . . . . . . . . . . . . . . .       621,977         622,696
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .      (701,447)       (701,447)
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .      (341,897)     (1,284,170)
                                                                             ------------     -----------

          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . . . . . . . . . . . . . .    (1,376,465)      6,697,532
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . . . . . . . . . . . . . .    11,134,983       3,722,315
                                                                             ------------     -----------

          Cash and cash equivalents,
            end of period . . . . . . . . . . . . . . . . . . . . . . . . .  $  9,758,518      10,419,847
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest . . . . . . . . . . . . . . .  $  1,792,463       1,841,543
                                                                             ============     ===========
    Non-cash investing and financing activities . . . . . . . . . . . . . .  $      --              --
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

                      SEPTEMBER 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 were as follows:

                                                           Unpaid at
                                                         September 30,
                                   1996         1995         1996
                                 --------     -------    -------------
Property management
 and leasing fees . . . . . .    $196,966     181,288      1,320,070
Insurance commissions . . . .      22,456      22,173           --
Reimbursement (at cost)
 for out-of-pocket
 expenses . . . . . . . . . .      36,763      52,970          4,415
                                 --------     -------      ---------
                                 $256,185     256,431      1,324,485
                                 ========     =======      =========

     All amounts deferred or currently payable to the General Partners and their affiliates do not bear interest. The General Partners and their affiliates have deferred receipt of property management and leasing fees pursuant to the venture agreement for the Wachovia Bank Building and Phillips Building. Prior to 1995, an affiliate of the Corporate General Partner provided management and leasing services. In December 1994, the affiliate sold all of its assets and assigned its interest in the management contracts, including the one for the Wachovia Bank Building and Phillips Building to an unaffiliated third party. In connection with such sale, an affiliate of the General Partners guaranteed payment to the unaffiliated third party the portion of the fees currently deferred due to the provision in the venture agreement for the Wachovia Bank Building and Phillips Building. Such amounts are deferred until the sale or disposition of the property and are subordinated to certain distributions of net sale and refinancing proceeds. As of September 30, 1996, the General Partners and their affiliates have deferred receipt of approximately $1,281,000 (approximately $32 per interest) of such fees. This amount is reflected in accounts payable in the accompanying consolidated financial statements.

BRISTOL MALL

     During 1989, the Partnership entered into a lease with the J.C. Penney Company ("J.C. Penney") for an 86,000 square foot addition at the Bristol Mall shopping center. For the lease to commence, an addition and associated mall enhancement program was required to be completed. This led to protracted negotiations with J.C. Penney and the property's mortgage lender to determine how these capital costs would be funded. As a result, in July 1996, the Partnership and J.C. Penney executed an amendment to the existing lease and the Partnership began construction of the anchor store and the mall enhancement.

     The estimated cost of the construction of the anchor store, as well as the mall enhancement and certain anticipated tenant improvement costs is approximately $13,700,000, of which approximately $2,700,000 (including pre-development costs) has been incurred as of September 30, 1996.

     The Partnership expects to utilize a construction loan provided by J.
C. Penney for certain construction costs up to $5,165,200, of which approximately $288,000 has been funded at September 30, 1996. The remaining costs to be funded by the Partnership of approximately $6,200,000 is expected to be funded from available cash.

     The construction loan bears an interest rate of 10% per annum and interest accrues on the funds from the date of the advance. The Partnership is not required to make any payments on the loan until the first month after the opening date of the new anchor store (currently expected to be in August 1997). Upon opening of the new anchor store, the Partnership will be required to make monthly interest only payments for five years on the total amount advanced under the loan plus any accrued, but unpaid interest from the construction period. Thereafter, for the remaining 5-year term of the loan, the Partnership will be required to make payments of both principal and interest based on a ten-year amortization schedule with the balance of unpaid principal due upon maturity. All rental amounts due from the tenant to the Partnership under the terms of the lease amendment will be applied to offset these debt service payments. Additionally, in September 1996, the Partnership escrowed $1,000,000 as required by the loan. The Partnership may begin to withdraw funds from the escrow account when construction of the anchor store is 50% complete, and all remaining escrowed funds are expected to be withdrawn before completion of construction.

     Due to the above, the Partnership is no longer actively marketing the property for sale.

WACHOVIA BANK BUILDING AND PHILLIPS BUILDING

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

    The mortgage loan secured by the property matured in October, 1996. The Partnership is currently negotiating with the Lender for a possible extension of the mortgage loan. However, there can be no assurance that any extension will be obtained.

     The Partnership's venture partner had agreed to contribute $10,700,000, before applicable interest, to the venture pursuant to a payment schedule by August 1, 1996. The venture partner is currently approximately $7,600,000 in arrears for these contributions as of the date of this report. In the fourth quarter of 1996, the Partnership notified the venture partner of its default effective August 1996. The Partnership is currently considering its options concerning such unpaid amounts, but no progress is expected with discussions with the venture partner until the negotiations between the Partnership and the Lender regarding the extension and the modification of the mortgage loan are completed.

     The property has been classified held for sale or disposition as of July 1, 1996, and therefore, has not been subject to continued depreciation. The accompanying consolidated financial statements include $4,918,393 and $5,889,772 of revenues and $2,575,671 and $3,116,479 of operating expenses for the nine months ended September 30, 1996 and 1995, respectively. The property had a net carrying value of $7,235,130 at September 30, 1996 and $7,263,927 at December 31, 1995.

     The accompanying consolidated financial statements include approximately $6,400,000 of undistributed operating cash flow related to Wachovia Building Associates. Such funds are distributable to the Partnership and the unaffiliated joint venture in the amounts of approximately $3,700,000 and $2,700,000, respectively.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995.







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

     The General Partners and their affiliates have deferred payment of certain fees of approximately $1,281,000 (approximately $32 per interest) as of September 30, 1996 pursuant to the venture agreement for the Wachovia Bank Building and Phillips Building.

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

RESULTS OF OPERATIONS

     The increase in prepaid expenses at September 30, 1996 as compared to December 31, 1995 is primarily due to the timing of payments for interest at the Bristol Mall and the Wachovia Bank Building.

     The increase in escrow deposits, buildings and improvements, construction loan payable and the corresponding decrease in cash and cash equivalents at September 30, 1996 as compared to December 31, 1995 is primarily due to the commencement of the addition and related mall enhancement at the Bristol Mall in July 1996.

     The decrease in rental income and venture partner's share of venture's operations for the three and nine months ended September 30, 1996 as compared to the same periods in 1995 is primarily due to the decrease in occupancy at the Wachovia Bank Building and Phillips Building due to the Wachovia Bank vacating approximately 40% of the buildings upon expiration of their lease in December 1995.

     The decrease in depreciation for the three and nine months ended September 30, 1996 as compared to the same period in 1995 is primarily due to the classification of the Wachovia Bank Building as assets held for sale or disposition at July 1, 1996, and therefore not subject to continued depreciation.

     The decrease in property operating expenses for the three and nine months ended September 30, 1996 as compared to the same periods in 1995 is primarily the result of a decrease in utility and janitorial costs due to the decrease in occupancy at the Wachovia Bank Building.

     The increase in general and administrative expenses for the three and nine months ended September 30, 1996 as compared to the same periods in 1995 is primarily due to the timing of the recognition of costs for certain outsourcing services.





PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:
                                                    1995                             1996
                                 --------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1.  Wachovia Bank Building and
     Phillips Building
      Winston-Salem,
      North Carolina. . . . . . .   100%      100%       100%      100%     60%      69%     65%

2.  Bristol Mall
     Bristol, Virginia. . . . . .    82%       83%        82%       83%     81%      81%     81%






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

          4-C.     Documents relating to the construction loan, dated
July 25, 1996 secured by the Bristol Mall shopping center in Bristol, Virginia are filed herewith.

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


    (b) No Reports on Form 8-K have been filed during the last quarter of the period covered by this report.






                              SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                JMB INCOME PROPERTIES, LTD. - V

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 8, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 8, 1996