Form 10-K405
period 1996-12-31
JMB INCOME PROPERTIES LTD V
filed 1997-03-28
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1996              Commission file number 0-8716


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





                           TABLE OF CONTENTS



                                                          Page
                                                          ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   5

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   7

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   7


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .   7

Item 6.      Selected Financial Data. . . . . . . . . . .   8

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  14

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  19

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  43


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  43

Item 11.     Executive Compensation . . . . . . . . . . .  46

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  47

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  49


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  49


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . .  51











                                   i




                                PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real estate investments are located in Virginia and North Carolina. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2026. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999 barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:





                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION                SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
----------------------       ----------   --------  ----------------------       ---------------------
1. Wachovia Bank
    Building
    and Phillips
    Building
    office buildings
    Winston-Salem,
    North Carolina. . .       692,000      1-31-77             27%               fee ownershipof land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership)
                                                                                 (c) (f) (g)
2. Bristol Mall
    shopping center
    Bristol, Virginia .       428,000      8-31-77             17%               fee ownership of land and
                               sq.ft.                                            improvements (f) (g)
                               g.l.a.
3. Catawba Mall
    shopping center
    Hickory,
    North Carolina. . .       260,500      1-30-78       sold 9-26-83            fee ownership of improve-
                               sq.ft.                  reacquired 8-8-89         ments and ground leasehold
                               g.l.a.                    sold 5-23-91            interest in land
4. Five Points Plaza
    shopping center
    Valdosta, Georgia .       178,000      1-30-78          6-16-86              fee ownership of land and
                               sq.ft.                                             improvements
                               g.l.a.
5. Northcross Mall
    shopping center
    Austin, Texas . . .       289,000      1-31-78          2-18-88              fee ownership of land and
                               sq.ft.                                             improvements (through
                               g.l.a.                                             joint venture partnership)
6. South DeKalb Mall
    shopping center
    Decatur, Georgia. .       326,000      7-28-78          6-30-86              fee ownership of land and
                               sq.ft.                                             improvements (through
                               g.l.a.                                             joint venture partnership)
7. Edgewater
    shopping center
    Foster City,
    California. . . . .       114,000      9-22-78          3-31-86              fee ownership of land and
                               sq.ft.                                             improvements (through
                               g.l.a.                                             joint venture partnership)





                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION                SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
----------------------       ----------   --------  ----------------------       ---------------------

8. Lenoir Mall
    shopping center
    Lenoir,
    North Carolina. . .       279,000      7-27-79         11-30-84              fee ownership of land and
                               sq.ft.                                             improvements (through
                               g.l.a.                                             joint venture partnership)
9. Dutchess Mall
    shopping center
    Fishkill,
    New York. . . . . .       373,000      10-3-79          5-13-94              fee ownership of land and
                               sq.ft.                                             improvements (through
                               g.l.a.                                             joint venture partnership)
                                                                                  (c) (e)
10. Cottonwood Park
     office building
     Casper, Wyoming. .        51,900      11-1-79          8-22-90              fee ownership of land and
                               sq.ft.                                            improvements
                               n.r.a.
11. Towne South Plaza
     shopping center
     Terre Haute,
     Indiana. . . . . .       176,000     12-10-79          8-1-83               fee ownership of land and
                               sq.ft.                                             improvements (d)
                               n.r.a.





---------------

(a) The computation of this percentage for properties held at December 31, 1996 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

(b) Reference is made to the Notes and to Schedule III filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

(c) Reference is made to the Notes filed with this annual report for a description of the joint venture partnership through which the Partnership made this real property investment.

(d) This property has been sold. Reference is made to the Notes filed with this annual report for a description of the sale of such real property investment.

(e) The underlying lender realized upon its security in this property. Reference is made to the Notes filed with this annual report.

(f) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning the real estate taxes and depreciation.

(g) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.





     The Partnership's real property investments are subject to competition from similar types of properties (including, in certain areas, properties owned by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and further renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, all of the investment properties held at December 31, 1996 are adequately insured.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1996.

     The Partnership has no employees other than personnel performing on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Managing General Partner of the Partnership.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1996 and 1995 for the Partnership's investment properties owned during 1996:





                                                             1995                      1996
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----
1. Wachovia Bank Building
    and Phillips Building
    Winston-Salem,
    North Carolina. . . . . .  Banking              100%  100%   100%   100%   60%    69%   65%    63%

2. Bristol Mall
    Bristol, Virginia . . . .  Retail                82%   83%    82%    83%   81%    81%   81%    80%

----------

     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.






ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1995 and 1996.




                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1996, there were 3,463 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the Investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner, which, may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.





ITEM 6.  SELECTED FINANCIAL DATA

                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                 DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                                1996          1995          1994          1993          1992
                            -----------   -----------   -----------    ----------    ----------
Total income. . . . . . .   $ 9,872,882    11,164,462    11,361,173    11,107,289    10,739,494
                            ===========   ===========    ==========    ==========    ==========
Operating earnings
 (loss) . . . . . . . . .   $ 1,863,774     2,643,742     2,539,816     2,064,869     1,160,733
Partnership's share of
 operations of unconsol-
 idated venture . . . . .         --            --          (68,090)     (172,317)      (88,344)
Venture partners' share
 of ventures' opera-
 tions. . . . . . . . . .    (1,058,935)   (1,329,867)   (1,282,966)   (1,219,816)   (1,160,087)
                            -----------   -----------    ----------    ----------    ----------
Net operating earnings
 (loss) . . . . . . . . .       804,839     1,313,875     1,188,760       672,736       (87,698)
Gain on sale or disposi-
 tion of investment
 properties . . . . . . .         --            --        1,984,734        39,297     2,750,372
                            -----------   -----------    ----------    ----------    ----------
Net earnings (loss) . . .   $   804,839     1,313,875     3,173,494       712,033     2,662,674
                            ===========   ===========    ==========    ==========    ==========
Net earnings (loss) per
 Interest (b):
   Net operating earnings
    (loss). . . . . . . .   $     20.28         33.10         29.95         16.95         (2.21)
   Gain on sale or dis-
     position of invest-
     ment properties. . .         --            --            51.03          1.01         70.71
                            -----------   -----------    ----------    ----------    ----------
    Net earnings
     (loss) . . . . . . .   $     20.28         33.10         80.98         17.96         68.50
                            ===========   ===========    ==========    ==========    ==========
Total assets. . . . . . .   $30,258,324    26,729,695    25,048,902    26,365,897    25,466,181
Long-term debt. . . . . .   $24,939,477     5,880,735    26,426,311    30,861,793    31,592,894
Cash distributions per
 Interest (c) . . . . . .   $       .99          1.67          1.71          1.59           .45
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

(c) Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership. Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.






SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1996



Property
--------

Wachovia Bank
Building and
Philips Building   a)   The net rentable area ("NRA")
                        occupancy rate and average
                        base rent per square foot as of
                        December 31 for each of the last
                        five years were as follows:

                                                    NRA             Avg. Base Rent Per
                         December 31,          Occupancy Rate       Square Foot (1)
                         ------------          --------------       ------------------

                         1992                     99%                 6.47
                         1993                    100%                 6.72
                         1994                    100%                 6.71
                         1995                    100%                 6.68
                         1996                     63%                 9.08

                         (1)  Average base rent per square foot is based on NRA occupied as of December 31 of each year.

                                                                Base Rent  Scheduled Lease Lease
                   b)     Significant Tenants      Square Feet  Per Annum  Expiration Date Renewal Option(s)
                          -------------------      -----------  ---------  --------------- -----------------
                          Wachovia Bank and
                          Trust Company-
                            Wachovia Bank
                             Building (Bank)       130,074      $1,600,921     12/1997     2-2 year options
                            Phillips Building
                             (Bank)                268,708       1,556,159     2/2002      N/A





                   c)     The following table sets forth certain
                          information with respect to the expiration of leases for the next ten years at the Wachovia Bank Building and Phillips Building:

                                                                            Annualized        Percent of
                                           Number of        Approx. Total   Base Rent         Total 1996
                          Year Ending      Expiring         NRA of Expiring of Expiring       Base Rent
                          December 31,     Leases           Leases (1)      Leases            Expiring
                          ------------     ---------        --------------- -----------       ----------
                            1997              11                39,080         499,266            13%
                            1998               1               117,882       1,473,525            37%
                            1999              --                 --              --               --
                            2000               1                 1,360          24,564             1%
                            2001              --                 --              --               --
                            2002               1               268,708       1,556,159            39%
                            2003              --                 --              --               --
                            2004              --                 --              --               --
                            2005              --                 --              --               --
                            2006              --                 --              --               --

                            (1) Excludes leases that expire in 1997 for which renewal leases or leases with replacement tenants have been executed as of January 31, 1997.





Property
--------

Bristol Mall       a)     The gross leasable area ("GLA") occupancy
                          rate and average base rent per square foot
                          as of December 31for each of the last
                          five years wereas follows:

                                                    GLA             Avg. Base Rent Per
                          December 31,         Occupancy Rate       Square Foot (1)
                          ------------         --------------       ------------------
                               1992 . . . . .       88%                  5.32
                               1993 . . . . .       86%                  5.23
                               1994 . . . . .       82%                  5.05
                               1995 . . . . .       83%                  5.05
                               1996 . . . . .       80%                  5.20

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
                          (Department Store)




                   c)     The following table sets forth certain
                          information with respect to the expiration of leases for the next ten years at the Bristol Mall:

                                                                            Annualized        Percent of
                                           Number of        Approx. Total   Base Rent         Total 1996
                          Year Ending      Expiring         GLA of Expiring of Expiring       Base Rent
                          December 31,     Leases           Leases (1)      Leases            Expiring
                          ------------     ---------        --------------- -----------       ----------
                            1997               7                16,111         167,088             9%
                            1998               6                17,457         160,739             9%
                            1999               3                 3,719          71,220             4%
                            2000              15               154,832         758,520            43%
                            2001               4                24,637         235,164            13%
                            2002               1                 3,547          53,196             3%
                            2003               2                18,888         170,988            10%
                            2004               2                97,206         158,376             9%
                            2005               3                 8,175         160,728             9%
                            2006               2                 2,818          65,700             4%

                            (1) Excludes leases that expire in 1997 for which renewal leases or leases with replacement tenants have been executed as of March 6, 1997.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering of Interests as described in Item 1, the Partnership had approximately $34,926,000 (after deducting selling expenses and other offering costs) with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital reserves. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

     During 1996 and 1997, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership between $100 and $160 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers expired. As of the date of this report, the Partnership is aware that 1,148.34 Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     At December 31, 1996, the Partnership and its consolidated venture had cash and cash equivalents of approximately $9,717,000. Such funds are available for distributions to partners, for working capital requirements and operating deficits (including capital improvements) at Bristol Mall.
In addition, the Partnership has funded, from its working capital, a portion of the costs incurred to date related to the Bristol Mall expansion (as described below), and additional Partnership funds will be required. Accordingly, the Partnership has suspended regular quarterly distributions of available operating cash flow to partners. The Partnership and its consolidated venture have currently budgeted in 1997 approximately $222,000 for tenant improvements and other capital expenditures (excluding any amounts for the enhancement program described below). The Partnership's share of such items in 1997 is currently budgeted to be approximately $189,000. Actual amounts expended in 1997 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for the aforementioned such items and for short-term liquidity is expected to be from the cash and cash equivalents noted above. Long-term future liquidity is expected to be through net cash generated by and through the sale of Bristol Mall. Due to the re-leasing issues, the Wachovia Bank Building and Phillips Building is not expected to be a source of long-term future liquidity. In such regard, reference is made to the Partnership's property specific discussions below.

The Partnership's and its venture's mortgage obligations are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio, and therefore, the Partnership and its venture are not personally liable for the payment of the mortgage indebtedness.





     The General Partners and their affiliates have deferred payment of certain property management and leasing fees of approximately $1,304,000 (approximately $33 per interest) as of December 31, 1996 pursuant to the Wachovia agreement with its venture partner (as more fully discussed in the Notes).

BRISTOL MALL

     During 1989, the Partnership entered into a lease with the J.C. Penney Company ("J.C. Penney") for an 86,000 square foot addition at the Bristol Mall shopping center. For the lease to commence, an addition and associated mall enhancement program was required to be completed. This led to protracted negotiations with J.C. Penney and the property's mortgage lender to determine how these capital costs would be funded. As a result, in July 1996, the Partnership and J.C. Penney executed an amendment to the existing lease, and the Partnership began construction of the anchor store and the mall enhancement.

     The estimated cost of the construction of the anchor store, as well as the mall enhancement and certain anticipated tenant improvement costs is approximately $13,950,000, of which approximately $3,880,000 (including pre-development costs) has been funded as of December 31, 1996.

     The Partnership expects to utilize a construction loan provided by J.C. Penney for certain construction costs up to $5,165,200, of which approximately $1,260,000 has been funded at December 31, 1996. The remaining costs to be funded by the Partnership of approximately $6,160,000 are expected to be funded from available cash.

     The construction loan bears an interest rate of 10% per annum and interest accrues on the funds from the date of the advance. The Partnership is not required to make any payments on the loan until the first month after the opening date of the new anchor store (currently expected to be in August 1997). Upon opening of the new anchor store, the Partnership will be required to make monthly interest only payments for five years on the total amount advanced under the loan plus any accrued, but unpaid interest from the construction period. Thereafter, for the remaining 5-year term of the loan, the Partnership will be required to make payments of both principal and interest based on a ten-year amortization with the balance of unpaid principal due upon maturity. All rental amounts due from the tenant to the Partnership under the terms of the lease amendment will be applied to offset these debt service payments. The loan is secured by the store currently under construction and the related land.

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


WACHOVIA BANK BUILDING AND PHILLIPS BUILDING

     The Partnership is currently marketing the remaining space (approximately 40% of the buildings vacated by Wachovia Bank at the expiration of one of their leases in December 1995) to prospective replacement tenants but has not been successful in its efforts due to the lack of large space users in this market. In the fourth quarter of 1996, Wachovia Bank notified the venture that it was exercising its option to extend a lease (approximately 117,000 square feet) until June 1998 upon the expiration of the current lease in December 1997. Re-leasing the remaining space in the building or any additional extensions of the Wachovia Bank lease would likely require major renovation to the building as well as significant tenant improvements which, in turn, would be contingent upon the Partnership obtaining financing for these tenant replacement costs. Unless replacement tenants are secured on acceptable terms for the remaining space, it is unlikely that the Partnership will commit any additional funds to the property. This may result in the Partnership no longer having an ownership interest in the two office buildings. This action would result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. Additionally, the Partnership could be required to remit to the state tax authorities withholding for taxes due as a result of this action. This withholding amount is currently estimated to be approximately $500,000.

     The mortgage loan secured by the property matured in October 1996. Wachovia reached an agreement with the current mortgage lender to modify and extend the existing mortgage note effective November 1, 1996. The loan requires principal and interest payments based on a 22 year amortization at an interest rate of 9.55% per annum and matures on November 1, 2001, when all remaining principal and unpaid interest is due. The venture paid loan commitment fees in 1996 of approximately $105,000 to the lender in conjunction with the modification and extension.

     The Partnership's venture partner had agreed to contribute $10,700,000, before applicable interest, to the venture pursuant to a payment schedule from the closing date through August 1, 1996, when it would owe the balance of its obligation (approximately $7,600,000). The venture partner has continued to make contributions based on the old payment schedule rather than making the balloon payment in August 1996 as required. As a result, the venture partner is currently approximately $7,500,000 in arrears for such contributions as of the date of this report.

The venture partner's obligation to make such payment is secured only by its interest in the venture. In the fourth quarter of 1996, the Partnership notified the venture partner of its default effective August 1996. As a result of the extension of the first mortgage loan securing the property as discussed above, the Partnership is currently negotiating a possible extension of the payment schedule with the venture partner. However, there can be no assurance that any such agreement will be reached.

     The accompanying consolidated financial statements include approximately $6,400,000 of undistributed operating cash flow related to the Wachovia Building Associates. Such funds are distributable to the Partnership and the unaffiliated joint venture partner in the amounts of approximately $3,800,000 and $2,600,000, respectively. In January 1997, the venture distributed approximately $2,773,000 and $2,112,000 to the Partnership and the venture partner, respectively. Such funds did not secure the venture partner's obligations discussed above and consequently the venture could not offset such distributions against the venture partner's unfunded capital commitment.

GENERAL

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

RESULTS OF OPERATIONS

     The increase in escrow deposits, investment properties, construction loan payable and the related decrease in cash and cash equivalents at December 31, 1996 as compared to December 31, 1995 is primarily due to the commencement of the addition and related mall enhancement at the Bristol Mall in July 1996.

     The increase in deferred expenses at December 31, 1996 as compared to December 31, 1995 is due to payment in 1996 of certain fees to obtain the construction loan at the Bristol Mall and to modify the mortgage loan at the Wachovia Bank Building as discussed above.

     The decrease in current portion of long-term debt at December 31, 1996 as compared to December 31, 1995 and the corresponding increase in long-term debt, less current portion is primarily due to the modification and extension of the mortgage loan (originally scheduled to mature October 31, 1996 and now extended to November 1, 2001) at the Wachovia Bank Building effective November 1, 1996.

     The increase in accounts payable at December 31, 1996 as compared to December 31, 1995 is primarily due to the timing of payments for construction costs incurred for the addition and related mall enhancement at the Bristol Mall.

     The decrease in rental income and venture partner's share of venture's operations in 1996 as compared to 1995 is primarily due to the decrease in occupancy at the Wachovia Bank Building and Phillips Building due to the Wachovia Bank vacating approximately 40% of the buildings upon the expiration of their lease on December 31, 1995. The decrease in rental income in 1995 as compared to 1994 is primarily due to a payment received in May 1994 by the Partnership resulting from a bankruptcy settlement from a tenant at a former Partnership investment property (approximately $54,000) and a lease termination fee received in May 1994 from a former tenant at Bristol Mall (approximately $57,000).

     The decrease in interest income in 1996 as compared to 1995 is primarily due to a lower average investment balance due to the commencement of the addition and related mall enhancement at the Bristol Mall in July 1996. The decrease in interest income in 1995 as compared to 1994 is primarily due to the retirement of the Towne South Plaza wrap-around mortgage note receivable in 1994.

     The decrease in mortgage and other interest in 1996 as compared to 1995 is primarily due to the capitalization of approximately $89,000 of interest on certain construction costs incurred at the Bristol Mall. The decrease in mortgage and other interest in 1995 as compared to 1994 is primarily due to the retirement of the Towne South Plaza mortgage in October 1994.

     The decrease in depreciation in 1996 as compared to 1995 is due to the classification of the Wachovia Bank Building as assets held for sale or disposition at July 1, 1996, and therefore, not subject to continued depreciation.

     The increase in general and administrative expenses in 1996 as compared to 1995 and 1994 is primarily due to the use of independent third parties to perform certain administrative services for the Partnership.

     The decrease in Partnership's share of unconsolidated venture loss from operations in 1996 and 1995 as compared to 1994 is primarily due to the transfer of title for Dutchess Mall in May 1994.





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

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect from inflation on operating earnings if the properties remain substantially occupied. In addition, substantially all of the leases at the Partner-ship's shopping center investment contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.






ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                                 INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1996 and 1995

Consolidated Statements of Operations, years ended December 31,
  1996, 1995 and 1994

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows, years ended December 31,
  1996, 1995 and 1994

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - V and consolidated venture at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated venture changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.







                                          KPMG PEAT MARWICK LLP

Chicago, Illinois
March 21, 1997






                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 1996 AND 1995

                                                   ASSETS
                                                   ------
                                                                            1996              1995
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $  9,717,478       11,134,983
  Interest, rents and other receivables . . . . . . . . . . . . . . .        273,553          283,687
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         62,341           28,421
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .      1,005,343            --
                                                                        ------------      -----------
          Total current assets. . . . . . . . . . . . . . . . . . . .     11,058,715       11,447,091
                                                                        ------------      -----------

Investment properties, at cost - Schedule III:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        801,703        2,751,617
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . .     22,882,195       29,938,273
                                                                        ------------      -----------
                                                                          23,683,898       32,689,890
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . .     12,468,511       17,870,466
                                                                        ------------      -----------
          Total properties held for investment,
            net of accumulated depreciation . . . . . . . . . . . . .     11,215,387       14,819,424

  Property held for sale or disposition . . . . . . . . . . . . . . .      7,299,846            --
                                                                        ------------      -----------
          Total investment properties . . . . . . . . . . . . . . . .     18,515,233       14,819,424
                                                                        ------------      -----------
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .        346,713           74,671
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .        337,663          388,509
                                                                        ------------      -----------
                                                                        $ 30,258,324       26,729,695
                                                                        ============      ===========




                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE
                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------
                                                                            1996              1995
                                                                        ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .    $   749,993       20,545,576
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      2,607,242        1,389,326
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .        219,331          201,081
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .        480,208          480,406
  Other current liabilities . . . . . . . . . . . . . . . . . . . . .         52,026           30,541
                                                                        ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .      4,108,800       22,646,930
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .         24,668           23,916
Construction loan payable . . . . . . . . . . . . . . . . . . . . . .      1,262,281            --
Long-term debt, less current portion. . . . . . . . . . . . . . . . .     24,939,477        5,880,735
                                                                        ------------      -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .     30,335,226       28,551,581

Venture partners' subordinated equity in venture. . . . . . . . . . .     11,810,336       10,831,122
Partners' capital accounts (deficits):
  General partners:
     Capital contributions. . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
     Cumulative net earnings  . . . . . . . . . . . . . . . . . . . .      1,422,001        1,397,856
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .     (3,092,059)      (3,090,976)
                                                                        ------------      -----------
                                                                          (1,669,058)      (1,692,120)
                                                                        ------------      -----------
  Limited partners (38,505 interests):
     Capital contributions, net of offering costs . . . . . . . . . .     34,926,505       34,926,505
     Cumulative net earnings. . . . . . . . . . . . . . . . . . . . .     27,057,194       26,276,500
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .    (72,201,879)     (72,163,893)
                                                                        ------------      -----------
                                                                         (10,218,180)     (10,960,888)
                                                                        ------------      -----------
          Total partners' capital accounts (deficits) . . . . . . . .    (11,887,238)     (12,653,008)
                                                                        ------------      -----------
                                                                        $ 30,258,324       26,729,695
                                                                        ============      ===========



                        See accompanying notes to consolidated financial statements.




                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           1996             1995            1994
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .    $  9,389,612       10,654,795      10,721,254
  Interest income . . . . . . . . . . . . . . . . .         483,270          509,667         639,919
                                                       ------------     ------------    ------------
                                                          9,872,882       11,164,462      11,361,173
                                                       ------------     ------------    ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       2,298,677        2,443,259       2,816,103
  Depreciation  . . . . . . . . . . . . . . . . . .         603,457          876,676         909,426
  Property operating expenses . . . . . . . . . . .       4,870,418        4,981,631       4,854,122
  Professional services . . . . . . . . . . . . . .          90,511          103,296          90,699
  Amortization of deferred expenses . . . . . . . .          46,220           52,482          83,776
  General and administrative. . . . . . . . . . . .          99,825           63,376          67,231
                                                       ------------     ------------    ------------
                                                          8,009,108        8,520,720       8,821,357
                                                       ------------     ------------    ------------
          Operating earnings (loss) . . . . . . . .       1,863,774        2,643,742       2,539,816
Partnership's share of operations of
  unconsolidated venture. . . . . . . . . . . . . .           --               --            (68,090)
Venture partners' share of ventures'
  operations. . . . . . . . . . . . . . . . . . . .      (1,058,935)      (1,329,867)     (1,282,966)
                                                       ------------     ------------    ------------
          Net operating earnings (loss) . . . . . .         804,839        1,313,875       1,188,760
Gain on sale or disposition of investment
  properties. . . . . . . . . . . . . . . . . . . .           --               --          1,984,734
                                                       ------------     ------------    ------------
          Net earnings (loss) . . . . . . . . . . .    $    804,839        1,313,875       3,173,494
                                                       ============     ============    ============





                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                           1996             1995            1994
                                                       ------------     ------------    ------------

        Net earnings (loss) per limited
         partnership interest:
           Net operating earnings (loss). . . . . .   $       20.28            33.10           29.95
           Gain on sale or disposition of
            investment properties . . . . . . . . .           --               --              51.03
                                                       ------------     ------------    ------------
                  Net earnings (loss) . . . . . . .    $      20.28            33.10           80.98
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




                                         JMB INCOME PROPERTIES, LTD. - V
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                 GENERAL PARTNERS                             LIMITED PARTNERS (38,505 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF        NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
              -------   ---------- -------------  -----------   -----------  ---------- ------------- -----------
Balance
 (deficits)
 December 31,
 1993 . . . .  $1,000    1,302,930   (3,087,103)  (1,783,173)   34,926,505   21,884,057  (72,033,520)(15,222,958)

Net earnings
 (loss) . . .    --         55,510         --         55,510         --       3,117,984        --      3,117,984
Cash distri-
 butions
 ($1.71 per
 limited
 partnership
 interest). .    --          --          (1,963)      (1,963)        --           --         (65,940)    (65,940)
              -------   ----------   ----------   ----------    ----------   ----------  -----------  ----------
Balance
 (deficits)
 December 31,
 1994 . . . .   1,000    1,358,440   (3,089,066)  (1,729,626)   34,926,505   25,002,041  (72,099,460)(12,170,914)

Net earnings
 (loss) . . .    --         39,416        --          39,416         --       1,274,459        --      1,274,459
Cash distri-
 butions
 ($1.67 per
 limited
 partnership
 interest). .    --          --          (1,910)      (1,910)        --           --         (64,433)    (64,433)
               ------   ----------   ----------   ----------    ----------   ----------  -----------  ----------




                                         JMB INCOME PROPERTIES, LTD. - V
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                 GENERAL PARTNERS                             LIMITED PARTNERS (38,505 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF        NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
              -------   ---------- -------------  -----------   -----------  ---------- ------------- -----------

Balance
 (deficits)
 December 31,
 1995 . . . .   1,000    1,397,856   (3,090,976)  (1,692,120)   34,926,505   26,276,500  (72,163,893)(10,960,888)

Net earnings
 (loss) . . .    --         24,145         --         24,145          --        780,694         --       780,694
Cash distri-
 butions
 ($.99 per
 limited
 partnership
 interest). .    --          --          (1,083)      (1,083)         --          --         (37,986)    (37,986)
               ------   ----------   ----------   ----------    ----------   ----------  -----------  ----------
Balance
 (deficits)
 December 31,
 1996 . . . .  $1,000    1,422,001   (3,092,059)  (1,669,058)   34,926,505   27,057,194  (72,201,879)(10,218,180)
               ======   ==========   ==========   ==========    ==========   ==========  ===========  ==========












                          See accompanying notes to consolidated financial statements.




                                         JMB INCOME PROPERTIES, LTD. - V
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                            1996            1995             1994
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $   804,839        1,313,875       3,173,494
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . .         603,457          876,676         909,426
    Amortization of deferred expenses . . . . . . .          46,220           52,482          83,776
    Amortization of discount on mortgage
     notes receivable . . . . . . . . . . . . . . .           --               --             (2,876)
    Partnership's share of operations of
     unconsolidated venture . . . . . . . . . . . .           --               --             68,090
    Venture partners' share of ventures'
     operations . . . . . . . . . . . . . . . . . .       1,058,935        1,329,867       1,282,966
    Gain on sale or disposition of
     investment properties. . . . . . . . . . . . .           --               --         (1,984,734)
  Changes in:
    Interest, rents and other receivables . . . . .          10,134           60,947         (79,708)
    Prepaid expenses. . . . . . . . . . . . . . . .         (33,920)          32,497           3,713
    Accrued rents receivable. . . . . . . . . . . .          50,846          (11,293)        (18,613)
    Accounts payable. . . . . . . . . . . . . . . .         150,948          113,661         167,708
    Accrued interest. . . . . . . . . . . . . . . .          18,250           (3,134)        (36,392)
    Accrued real estate taxes . . . . . . . . . . .            (198)         480,406           --
    Other current liabilities . . . . . . . . . . .          21,485          (10,811)         12,309
    Tenant security deposits. . . . . . . . . . . .             752           10,900          (3,503)
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
           operating activities . . . . . . . . . .       2,731,748        4,246,073       3,575,656
                                                        -----------      -----------     -----------





                                         JMB INCOME PROPERTIES, LTD. - V
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1996            1995             1994
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
   of short-term investments. . . . . . . . . . . .           --           4,780,996         415,113
  Additions to investment properties, net of
   related payables . . . . . . . . . . . . . . . .      (3,262,550)        (199,920)       (848,740)
  Principal payments on mortgage notes receivable .           --               --          4,054,690
  Escrow deposits . . . . . . . . . . . . . . . . .      (1,005,343)           --              --
  Partnership's distributions from
   unconsolidated venture . . . . . . . . . . . . .           --               --            (38,871)
  Payment of deferred expenses. . . . . . . . . . .           --               --            (32,840)
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
           investing activities . . . . . . . . . .      (4,267,893)       4,581,076       3,549,352
                                                        -----------      -----------     -----------
Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . .           --            (703,449)        703,449
  Cash proceeds from construction loan. . . . . . .       1,262,281            --              --
  Principal payments on long-term debt. . . . . . .        (736,841)        (678,292)     (4,488,291)
  Payment of deferred financing expenses. . . . . .        (288,010)           --              --
  Venture partners' contributions to venture. . . .         829,292          829,377         829,946
  Distributions to venture partners . . . . . . . .        (909,013)        (935,264)       (935,263)
  Distributions to limited partners . . . . . . . .         (37,986)         (64,433)        (65,940)
  Distributions to general partners . . . . . . . .          (1,083)          (1,910)         (1,963)
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .         118,640       (1,553,971)     (3,958,062)
                                                        -----------      -----------     -----------
          Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . .      (1,417,505)       7,273,178       3,166,946

          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .      11,134,983        3,861,805         694,859
                                                        -----------      -----------     -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .     $ 9,717,478       11,134,983       3,861,805
                                                        ===========      ===========     ===========





                                         JMB INCOME PROPERTIES, LTD. - V
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1996            1995             1994
                                                        -----------      -----------     -----------
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest,
    net of capitalized interest . . . . . . . . . .     $ 2,280,427        2,446,393       2,852,495
                                                        ===========      ===========     ===========
  Non-cash investing and financing activities:
      Reduction of investment in unconsolidated
       venture. . . . . . . . . . . . . . . . . . .     $     --               --            414,823
                                                        -----------      -----------     -----------
           Non-cash gain recognized due to
            lender realizing upon security. . . . .     $     --               --            414,823
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




                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995 AND 1994



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds (directly and through a joint venture) two real estate investments. Business activities consist of rentals to a variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned consolidated venture, Wachovia Building Associates ("Wachovia"). The effect of all transactions between the Partnership and the consolidated venture has been eliminated. The equity method of accounting had been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Fishkill Associates ("Fishkill") (disposed of in 1994). Accordingly, the accompanying consolidated financial statements do not include the accounts of Fishkill.

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

Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1996 and 1995 is summarized as follows:








                                                   1996                              1995
                                                  -------------------------------------------------------------
                                       GAAP BASIS        TAX BASIS        GAAP BASIS       TAX BASIS
                                                        (UNAUDITED)                       (UNAUDITED)
                                      ------------      -----------      ------------     ----------
Total assets. . . . . . . . . . . .    $30,258,324       25,589,663       26,729,695      24,550,717
Partners' capital
 accounts (deficits):
  General partners. . . . . . . . .     (1,669,058)      (1,095,608)      (1,692,120)     (1,137,292)
  Limited partners. . . . . . . . .    (10,218,180)       2,236,141      (10,960,888)        841,882
Net earnings (loss):
  General partners. . . . . . . . .         24,145           42,767           39,416          61,525
  Limited partners. . . . . . . . .        780,694        1,432,245        1,274,459       2,034,234
Net earnings (loss) per
  limited partnership
  interest. . . . . . . . . . . . .          20.28            37.20            33.10           52.83
                                      ============      ===========      ===========      ==========





     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (38,505). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes.

     Certain reclassifications have been made to the 1995 consolidated financial statements to conform with the 1996 presentation.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($9,350,444 and $8,949,579 at December 31, 1996 and 1995, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consist primarily of refinancing and commitment fees. Such fees are amortized over the terms of the related notes using the straight-line method.

     The discount on the long-term mortgage note receivable (repaid in 1994 as discussed below) was being amortized over the terms of the related underlying notes using the interest method.

     Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due, the Partnership accrues rental income for the full period of occupancy on a straight-line basis. Such amounts are reflected in accrued rents receivable in the accompanying balance sheets.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law, and may be required in the future, to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

     The Partnership acquired, either directly or through joint ventures, two office building complexes and nine shopping centers. Nine properties have been sold or disposed of by the Partnership. The remaining two properties owned at December 31, 1996 were operating. The cost of the investment properties represents the total cost to the Partnership or its venture plus miscellaneous acquisition costs.

     Depreciation on the properties has been provided over the estimated useful lives of the various components as follows:

                                                            YEARS
                                                            -----

       Buildings and improvements--150% declining-balance
         or straight-line . . . . . . . . . . . . . .        5-40
                                                             ====





     The investment properties are pledged as security for the long-term debt, for which there is no recourse to the Partnership.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell.

The adoption of SFAS 121 did not have any effect on the Partnership's liquidity.


VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 1996 is a party to one operating joint venture agreement. Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the venture.

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

INVESTMENT PROPERTIES

     FISHKILL

     The Partnership owned a 10% interest in Fishkill, which owned an 80% interest in Dutchess Mall Associates ("Dutchess"), the former owner of Dutchess Mall located in Fishkill, New York. Dutchess had been actively negotiating with the first mortgage lender to seek a modification of the terms of the current mortgage loan to provide the funds necessary for a much needed renovation of the center. During 1993, Dutchess received a notice of default and acceleration from the first mortgage lender. In this regard, Dutchess and the lender reached a six-month standstill agreement (which expired on July 31, 1993) whereby Dutchess proceeded with an aggressive leasing and remerchandising program. Efforts to lease the center did not meet with lender approval and on May 13, 1994 the property was transferred to the lender.





     As a result of the transfer of title to the lender as discussed above, Dutchess no longer has an ownership interest in the property and recognized a gain for financial reporting purposes of $3,858,247 (of which $414,823 was allocated to the Partnership) and recognized a gain of $3,558,767 (of which $391,096 was allocated to the Partnership) for Federal income tax purposes during 1994 with no corresponding distributable proceeds. Accordingly, Dutchess and Fishkill terminated their affairs in 1994.

     The accompanying consolidated financial statements include a loss of $68,090 of the Partnership's share of the total property operations of $680,905 of the unconsolidated property sold or disposed of in the past three years.

     WACHOVIA

     In July 1986, the Partnership contributed its 100% ownership interest in the Wachovia Bank Building and Phillips Building to Wachovia, a newly formed joint venture partnership.

     The Partnership's venture partner had agreed to contribute $10,700,000, before applicable interest, to the venture pursuant to a payment schedule from the closing date through August 1, 1996, when it would owe the balance of its obligation (approximately $7,600,000). The venture partner has continued to make contributions based on the old payment schedule rather than making the balloon payment in August 1996 as required. As a result, the venture partner is currently approximately $7,500,000 in arrears for such contributions as of the date of this report.

The venture partner's obligation to make such payment is secured only by its interest in the venture. In the fourth quarter of 1996, the Partnership notified the venture partner of its default effective August 1996. As a result of the extension of the first mortgage loan securing the property as discussed below, the Partnership is currently negotiating a possible extension of the payment schedule with the venture partner. However, there can be no assurance that any such agreement will be reached.

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

    The mortgage loan secured by the property matured in October 1996. Wachovia reached an agreement with the current mortgage lender to modify and extend the existing mortgage note effective November 1, 1996. The loan requires principal and interest payments based on a 22 year amortization at an interest rate of 9.55% per annum and matures on November 1, 2001 when all remaining principal and unpaid interest is due. The venture paid loan commitment fees in 1996 of approximately $105,000 to the lender in conjunction with the modification and extension.

     As the Partnership had committed to a plan to sell or dispose of the property, the property was classified as held for sale or disposition as of July 1, 1996, and therefore was not subject to continued depreciation. The results of operations of the property included in the accompanying consolidated financial statements were income of $1,966,594, $2,469,753 and $2,382,651 for the years ended December 31, 1996, 1995 and 1994, respectively.

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





     BRISTOL MALL

     During 1989, the Partnership entered into a lease with the J.C. Penney Company ("J.C. Penney") for an 86,000 square foot addition at the Bristol Mall shopping center. For the lease to commence, an addition and associated mall enhancement program was required to be completed. This led to protracted negotiations with J.C. Penney and the property's mortgage lender to determine how these capital costs would be funded. As a result, in July 1996, the Partnership and J.C. Penney executed an amendment to the existing lease, and the Partnership began construction of the anchor store and the mall enhancement.

     The estimated cost of the construction of the anchor store, as well as the mall enhancement and certain anticipated tenant improvement costs is approximately $13,950,000, of which approximately $3,880,000 (including pre-development costs) has been funded as of December 31, 1996.

     The Partnership expects to utilize a construction loan provided by J.C. Penney for certain construction costs up to $5,165,200, of which approximately $1,260,000 has been funded at December 31, 1996. The remaining costs to be funded by the Partnership of approximately $6,160,000 are expected to be funded from available cash.

     The construction loan bears an interest rate of 10% per annum and interest accrues on the funds from the date of the advance. The Partnership is not required to make any payments on the loan until the first month after the opening date of the new anchor store (currently expected to be in August 1997). Upon opening of the new anchor store, the Partnership will be required to make monthly interest only payments for five years on the total amount advanced under the loan plus any accrued, but unpaid interest from the construction period. Thereafter, for the remaining five-year term of the loan, the Partnership will be required to make payments of both principal and interest based on a ten-year amortization with the balance of unpaid principal due upon maturity. All rental amounts due from the tenant to the Partnership under the terms of the lease amendment will be applied to offset these debt service payments. Additionally, in September 1996, the Partnership escrowed $1,000,000 as required by the loan. The Partnership may begin to withdraw funds from the escrow account when construction of the anchor store is 50% complete, and all remaining escrowed funds are expected to be withdrawn before completion of construction.

     Due to the J.C. Penney addition and related mall enhancement, the Partnership has capitalized $107,496 of the $550,102 of interest expense incurred by Bristol Mall into investment properties for the year ended December 31, 1996.

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





LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1996 and
1995:
                                           1996             1995
                                       -----------      -----------
9-1/4% mortgage note secured by
 two office buildings in
 Winston-Salem, North Carolina;
 payable in monthly installments
 of $181,640 (including interest)
 through October 31, 1996 when
 the remaining unpaid principal
 balance of $19,861,164 was
 modified.  The modified mortgage
 is payable in monthly installments
 of principal and interest (at 9.55%
 per annum) of $181,718 until
 November 1, 2001 when the remaining
 principal balance is due . . . . . .  $19,808,736      20,134,866

8-3/4% mortgage note, due
 February 2006, secured by a
 shopping center in Bristol,
 Virginia; payable in monthly
 installments of $78,750
 (including interest) . . . . . . . .    5,880,734       6,291,445
                                       -----------     -----------
     Total debt . . . . . . . . . . .   25,689,470      26,426,311
     Less current portion of
      long-term debt. . . . . . . . .     (749,993)    (20,545,576)
                                       -----------     -----------
     Total long-term debt . . . . . .  $24,939,477       5,880,735
                                       ===========     ===========

     Five-year maturities of long-term debt are summarized as follows:

               1997 . . . . . . . . . . .   $   749,993
               1998 . . . . . . . . . . .       820,940
               1999 . . . . . . . . . . .       898,612
               2000 . . . . . . . . . . .       983,647
               2001 . . . . . . . . . . .    19,043,301
                                            ===========


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

     The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of a real property by the Partnership an amount up to 3/4 of 1% of the selling price and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners were to receive 100% of all net sale proceeds until the Limited Partners (i) had received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) had received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equaled a 7% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the fourth fiscal quarter of 1977. The Limited Partners have received cash distributions that satisfy the requirements in (i) and (ii) above.


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


LEASES - AS PROPERTY LESSOR

     At December 31, 1996, the Partnership and its consolidated venture's principal assets are one shopping center and one office building complex. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over the estimated useful lives. Leases with tenants range in term from one to thirty years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volumes. With respect to the Partnership's shopping center investment, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.





     Costs and accumulated depreciation of the leased assets are summarized as follows at December 31, 1996:

       Office Building:
           Cost . . . . . . . . . . . . . . . . .   $13,305,258
           Accumulated depreciation . . . . . . .    (6,005,412)
                                                    -----------
                                                      7,299,846
       Shopping Center:
           Cost . . . . . . . . . . . . . . . . .    23,683,898
           Accumulated depreciation . . . . . . .   (12,468,511)
                                                    -----------
                                                     11,215,387
                                                    -----------
                                                    $18,515,233
                                                    ===========

     Minimum lease payments including amounts representing executory costs (e.g. taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating lease agreements, are as follows:

             1997 . . . . . . . . . . . . . . .  $ 5,291,184
             1998 . . . . . . . . . . . . . . .    3,969,323
             1999 . . . . . . . . . . . . . . .    3,191,800
             2000 . . . . . . . . . . . . . . .    2,741,363
             2001 . . . . . . . . . . . . . . .    2,097,471
             Thereafter . . . . . . . . . . . .    1,203,902
                                                 -----------
                Total . . . . . . . . . . . . .  $18,495,043
                                                 ===========

     Contingent rent (based on sales of property tenants) included in consolidated rental income was as follows for the years ended December 31, 1996, 1995 and 1994:

             1994 . . . . . . . . . . . . . . .    $221,144
             1995 . . . . . . . . . . . . . . .     280,375
             1996 . . . . . . . . . . . . . . .     250,431
                                                   ========

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1996 and for the years ended December 31, 1996, 1995 and 1994 are as follows:
                                                            UNPAID AT
                                                           DECEMBER 31,
                            1996       1995       1994        1996
                          --------   --------   --------   ------------
Property management
 and leasing fees . . . . $256,738    241,983    462,099    1,343,057
Insurance commissions . .   22,546     22,293     22,627        --
Reimbursement (at cost)
 for out-of-pocket
 expenses . . . . . . . .    1,257      6,463        877           24
Reimbursement (at cost)
 for out-of-pocket
 salary and salary
 related expenses
 relating to on-site
 and other costs for
 the Partnership and
 its investment
 properties . . . . . . .   55,232     83,237     62,312        --
                          --------    -------   --------    ---------
                          $335,773    353,976    547,915    1,343,081
                          ========    =======   ========    =========




     All amounts deferred or currently payable to the General Partners and their affiliates do not bear interest. The General Partners and their affiliates have deferred receipt of property management and leasing fees pursuant to the venture agreement for the Wachovia Bank Building and Phillips Building. Prior to 1995, an affiliate of the Corporate General Partner provided management and leasing services. In December 1994, the affiliate sold all of its assets and assigned its interest in the management contracts, including the one for the Wachovia Bank Building and Phillips Building to an unaffiliated third party as discussed above. In connection with such assignment, an affiliate of the General Partners guaranteed payment to the unaffiliated third party the portion of the fees currently deferred due to the provision in the venture agreement for the Wachovia Bank Building and Phillips Building. Such amounts are deferred until the sale or disposition of the property and are subordinated to certain distributions of net sale and refinancing proceeds. As of December 31, 1996, the General Partners and their affiliates have deferred receipt of approximately $1,304,000 (approximately $33 per interest) of such fees. This amount is reflected in accounts payable in the accompanying consolidated financial statements.






                                                                                          SCHEDULE III
                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              DECEMBER 31, 1996



                                                    COSTS CAPITALIZED           GROSS AMOUNT AT WHICH
                          INITIAL COST                SUBSEQUENT TO               CARRIED AT CLOSE
                         TO PARTNERSHIP (A)            ACQUISITION                OF PERIOD (B)(C)
                        ------------------------- ---------------------------- -----------------------
                                      BUILDINGS                  BUILDINGS                 BUILDINGS
                                        AND                        AND                        AND
             ENCUMBRANCE    LAND     IMPROVEMENTS      LAND     IMPROVEMENTS       LAND   IMPROVEMENTS
             ----------- ----------- ------------  ---------------------------  ----------------------

OFFICE
BUILDING:

Winston-
 Salem,
 North
 Carolina
 (E). . . . .$19,808,736   1,949,914   21,281,279          --      (9,925,935)   1,949,914  11,355,344

SHOPPING
CENTER:

Bristol,
Virginia. . .  7,143,016     621,242   14,811,832        180,461    8,070,363      801,703  22,882,195
             -----------  ----------   ----------       --------   ----------    ---------  ----------
     Total. .$26,951,752   2,571,156   36,093,111        180,461   (1,855,572)   2,751,617  34,237,539
             ===========  ==========   ==========       ========   ==========    =========  ==========





                                                                                          SCHEDULE III
                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                                               LIFE ON WHICH
                                                                               DEPRECIATION
                                                                                IN LATEST
                                                                               STATEMENT OF       1996
                                  ACCUMULATED          DATE OF      DATE        OPERATIONS    REAL ESTATE
                     TOTAL       DEPRECIATION(D)    CONSTRUCTION  ACQUIRED     IS COMPUTED       TAXES
                 -------------  ----------------    ------------ ----------  ---------------   ----------

OFFICE
BUILDING:

Winston-
 Salem,
 North
 Carolina
 (E). . . . . . .  $13,305,258         6,005,412       1966/72      1/31/77       5-40 years      480,836

SHOPPING
CENTER:

Bristol,
Virginia. . . . .   23,683,898        12,468,511        1975        8/31/77       5-35 years      162,817
                   -----------        ----------                                                  -------
     Total. . . .  $36,989,156        18,473,923                                                  643,653
                   ===========        ==========                                                  =======

_______________
Notes:

     (A)  The initial cost to the Partnership represents the original purchase price of the properties.
     (B)  The aggregate cost of the above real estate at December 31, 1996 for Federal income tax purposes was approximately $51,335,000.




                                                                                          SCHEDULE III
                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


     (C)  Reconciliation of real estate owned:

                                                             1996            1995              1994
                                                         ------------    ------------     ------------

     Balance at beginning of period . . . . . . . . .    $ 32,689,890      32,489,970       31,641,230
     Additions during period. . . . . . . . . . . . .       4,299,266         199,920          848,740
                                                         ------------    ------------     ------------
     Balance at end of period . . . . . . . . . . . .    $ 36,989,156      32,689,890       32,489,970
                                                         ============    ============     ============

     (D)  Reconciliation of accumulated depreciation:

     Balance at beginning of period . . . . . . . . .    $ 17,870,466      16,993,790       16,084,364
     Depreciation expense . . . . . . . . . . . . . .         603,457         876,676          909,426
                                                         ------------    ------------     ------------

     Balance at end of period . . . . . . . . . . . .    $ 18,473,923      17,870,466       16,993,790
                                                         ============    ============     ============


     (E)  The Partnership contributed the net book value of this property in the amount of
          $12,339,911 to a newly formed joint venture in 1986.  Reference is made to the Notes for a description of such transaction.





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes or disagreements with accountants during fiscal year 1996 and 1995.



                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation substantially all of the outstanding stock of which is owned directly or indirectly, by certain of its officers, directors, and members of their families and affiliates. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by Messrs. Neil G. Bluhm and Judd D. Malkin as the individual general partners of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

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
                          Chief Operating Officer          1/01/95




                                                        SERVED IN
NAME                      OFFICE                        OFFICE SINCE
----                      ------                        ------------

Gary Nickele              Executive Vice President and     1/01/92
                          General Counsel                  2/27/84
Gailen J. Hull            Senior Vice President            6/01/88
Howard Kogen              Senior Vice President            1/02/86
                          Treasurer                        1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 7, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 7, 1997. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") Carlyle Income Plus, L.P. II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and, JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships.

     Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB, including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (a general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 59) is an individual general partner of JMB Income-IV. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers.

     Neil G. Bluhm (age 59) is an individual general partner of JMB Income-IV. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.





     Burton E. Glazov (age 58) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December of 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 55) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 63) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 50) has been associated with JMB since December, 1970 and served as an Executive Vice President for JMB until December, 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. Mr. Schreiber is also a director of USC, Inc. as well as a director for a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 47) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 49) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 44) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 48) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 61) has been associated with JMB since March, 1973. He is a Certified Public Accountant.





ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Managing General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is made to the Notes for a description of such transactions, distributions and allocations. In 1996, 1995 and 1994 cash distributions of $1,083, $1,910 and $1,963 were paid, respectively, to the General Partners.

     JMB Properties Company, an affiliate of the Managing General Partner, provided property management services to the Partnership for the Wachovia Bank Building and Phillips Building in Winston-Salem, North Carolina through the date of its sale in December, 1994 at fees calculated at 3-1/2% of gross income. JMB Retail Properties Company (renamed Urban Retail Properties Company as of March 15, 1995), an affiliate of the Managing General Partner, provided property management services to the Partnership for the Dutchess Mall in Fishkill, New York (through date of disposition) and the Bristol Mall in Bristol, Virginia at fees calculated at 5% (Dutchess Mall and Bristol Mall) of gross income from the properties. In 1996, such affiliates earned property management and leasing fees amounting to $256,738. As of December 31, 1996, management and leasing fees due to such affiliates in the amount of $1,343,057 remain unpaid. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event for a fee greater than 5% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner, earned and received insurance brokerage commissions in 1996 aggregating $22,546 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage involved.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1996, the Managing General Partner earned reimbursements for such out-of-pocket expenses in the amount of $56,489, of which $24 was unpaid as of December 31, 1996.

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

                             NAME OF                        AMOUNT AND NATURE
                             BENEFICIAL                     OF BENEFICIAL             PERCENT
TITLE OF CLASS               OWNER                          OWNERSHIP                 OF CLASS
--------------               ----------                     -----------------         --------
Limited Partnership          Liquidity Financial            2,642.84 Interests           6.86%
 Interests                   Corporation                    indirectly (as invest-
                             1900 Powell Street             ment manager or, through
                             Suite 730 Emeryville,          affiliated entities,
                             California 94608               general partner of 15
                                                            separate investment funds)

Limited Partnership          Equity Resources Group,        2,634.25 Interests            6.80%
 Interests                   Incorporated                   indirectly (as invest-
                             14 Story Street                ment manager or, through
                             Cambridge,                     affiliated entities,
                             Massachusetts 02138            general partner of 4
                                                            separate investment funds)

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

     Reference is made to Item 10 for information concerning ownership of the Managing General Partner.

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



                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  The following documents are filed as part of this report:

             (1)  Financial Statements.  (See Index to Financial
Statements filed with this annual report).

             (2)  Exhibits.

                  3-A.* The Prospectus of the Partnership dated August 15, 1977, as supplemented September 20, 1977, filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference. Certain pages of the Prospectus are incorporated herein by reference.

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

                  4-C. Documents relating to the construction loan, dated July 25, 1996 secured by the Bristol Mall shopping center in Bristol, Virginia are hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-8716) dated November 8, 1996.

                  4-D. Modification and extension agreement related to the mortgage loan secured by the Wachovia Bank Building and Phillips Building, office buildings in Winston Salem, North Carolina, effective November 1, 1996 is filed herewith.

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

     No annual report for the fiscal year 1996 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.







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

                JMB INCOME PROPERTIES, LTD. - V

                By:     JMB Realty Corporation
                        Managing General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Managing General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 21, 1997

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 21, 1997

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 21, 1997

                        GLENN E. EMIG*
                By:     Glenn E. Emig, Chief Operating Officer
                Date:   March 21, 1997


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 21, 1997

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 21, 1997

                        STUART C. NATHAN*
                By:     Stuart C. Nathan,
                        Executive Vice President and Director
                Date:   March 21, 1997

                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Attorney-in-Fact
                Date:   March 21, 1997




                    JMB INCOME PROPERTIES, LTD. - V

                             EXHIBIT INDEX



                                                 DOCUMENT
                                              INCORPORATED
                                              BY REFERENCE    PAGE
                                              -------------   ----
3-A.      Certain pages of the
          Prospectus of the Partnership
          dated August 15, 1977 as
          supplemented September 20, 1977               Yes

3-B.      Amended and Restated Agreement
          of Limited Partnership                        Yes

4-A.      Refinancing loan documents
          related to the Wachovia Bank
          Building and Phillips Building                Yes

4-B.      Mortgage loan documents
          related to the Bristol Mall                   Yes

4-C.      Documents relating to the
          construction loan dated July 25,
          1996 secured by the Bristol Mall
          Shopping Center                               Yes

4-D.      Modification and extension
          documents related to the
          Wachovia Bank Building and
          Phillips Building                             No

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