Form 10-Q
period 1997-03-31
JMB INCOME PROPERTIES LTD V
filed 1997-05-13
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1997      Commission file #0-8716




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. .     11



PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . .     12


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     13

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                        CONSOLIDATED BALANCE SHEETS

                                   MARCH 31, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                            MARCH 31,     DECEMBER 31,
                                                                              1997           1996
                                                                         -------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  7,988,753      9,717,478
  Interest, rents and other receivables . . . . . . . . . . . . . . .           339,335        273,553
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .            25,975         62,341
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .           536,818      1,005,343
                                                                           ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . .         8,890,881     11,058,715
                                                                           ------------   ------------

Investment property, at cost:
    Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           801,703        801,703
    Buildings and improvements. . . . . . . . . . . . . . . . . . . .        25,216,980     22,882,195
                                                                           ------------   ------------
                                                                             26,018,683     23,683,898
    Less accumulated depreciation . . . . . . . . . . . . . . . . . .        12,549,332     12,468,511
                                                                           ------------   ------------
        Total investment property, net of accumulated depreciation. .        13,469,351     11,215,387

    Property held for sale or disposition . . . . . . . . . . . . . .         7,305,636      7,299,846
                                                                           ------------   ------------
        Total investment properties . . . . . . . . . . . . . . . . .        20,774,987     18,515,233
                                                                           ------------   ------------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .           335,390        346,713
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .           325,825        337,663
                                                                           ------------   ------------
                                                                           $ 30,327,083     30,258,324
                                                                           ============   ============





                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                            MARCH 31,     DECEMBER 31,
                                                                              1997           1996
                                                                         -------------    ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $    767,122        749,993
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         2,661,149      2,659,268
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .           269,396        219,331
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .           167,654        480,208
                                                                           ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . .         3,865,321      4,108,800
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .            24,668         24,668
Construction loan payable . . . . . . . . . . . . . . . . . . . . . .         3,202,109      1,262,281
Long-term debt, less current portion. . . . . . . . . . . . . . . . .        24,741,156     24,939,477
                                                                           ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .        31,833,254     30,335,226
Venture partner's subordinated equity in venture. . . . . . . . . . .         9,973,546     11,810,336
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .         1,434,227      1,422,001
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (3,092,059)    (3,092,059)
                                                                           ------------   ------------
                                                                             (1,656,832)    (1,669,058)
                                                                           ------------   ------------
  Limited partners (38,505 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .        34,926,505     34,926,505
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .        27,452,489     27,057,194
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (72,201,879)   (72,201,879)
                                                                           ------------   ------------
                                                                             (9,822,885)   (10,218,180)
                                                                           ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . .       (11,479,717)   (11,887,238)
                                                                           ------------   ------------
                                                                           $ 30,327,083     30,258,324
                                                                           ============   ============


                       See accompanying notes to consolidated financial statements.

                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                (UNAUDITED)


                                                                                1997            1996
                                                                            ------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,317,985      2,363,453
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      103,380        104,300
                                                                             -----------     ----------
                                                                               2,421,365      2,467,753
                                                                             -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . .      539,068        600,570
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       80,822        219,468
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . .    1,057,678      1,182,053
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .       29,058         32,774
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .        5,272         13,120
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .       26,909         25,181
                                                                             -----------     ----------
                                                                               1,738,807      2,073,166
                                                                             -----------     ----------
       Operating earnings (loss). . . . . . . . . . . . . . . . . . . . . .      682,558        394,587

Venture partner's share of
  venture's operations. . . . . . . . . . . . . . . . . . . . . . . . . . .     (275,037)      (262,063)
                                                                             -----------     ----------
       Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . .  $   407,521        132,524
                                                                             ===========     ==========
       Net earnings (loss) per
         limited partnership interest . . . . . . . . . . . . . . . . . . .  $     10.27           3.34
                                                                             ===========     ==========
       Cash distributions per
         limited partnership
         interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     --             --
                                                                             ===========     ==========



                       See accompanying notes to consolidated financial statements.

                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                (UNAUDITED)
                                                                                1997            1996
                                                                            ------------   ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $    407,521        132,524
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       80,822        219,468
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        5,272         13,120
    Venture partner's share of venture's operations . . . . . . . . . . . .      275,037        262,063
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .      (65,782)      (125,657)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       36,366        (12,879)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       11,838          7,314
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,099,210)        21,387
    Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .       50,065         (1,340)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .     (312,554)      (320,095)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        --              (260)
                                                                            ------------    -----------
          Net cash provided by (used in) operating activities . . . . . . .     (610,625)       195,645

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .        --        (1,777,068)
  Additions to investment properties, net of related payables . . . . . . .   (1,239,485)      (232,356)
  Escrow refunds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      468,525          --
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .     (770,960)    (2,009,424)
                                                                            ------------    -----------
Cash flows from financing activities:
  Cash proceeds from construction loan. . . . . . . . . . . . . . . . . . .    1,939,828          --
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (181,192)      (179,261)
  Refund of deferred financing fees . . . . . . . . . . . . . . . . . . . .        6,051          --
  Venture partner's contributions to venture. . . . . . . . . . . . . . . .      207,308        197,106
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .   (2,319,135)      (164,626)
                                                                            ------------    -----------
          Net cash provided by (used in) financing activities . . . . . . .     (347,140)      (146,781)
                                                                            ------------    -----------





                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                1997            1996
                                                                            ------------   ------------

          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . . . . . . . . . . . . . .   (1,728,725)    (1,960,560)
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . . . . . . . . . . . . . .    9,717,478     11,134,983
                                                                            ------------    -----------

          Cash and cash equivalents,
            end of period . . . . . . . . . . . . . . . . . . . . . . . . . $  7,988,753      9,174,423
                                                                            ============    ===========

Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest,
      net of capitalized interest . . . . . . . . . . . . . . . . . . . . . $    540,438        601,910
                                                                            ============    ===========
    Non-cash investing and financing activities . . . . . . . . . . . . . . $      --             --
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

                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1997 AND 1996

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1996 which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. The Partnership has concluded that it may dispose of a property by no longer funding operating deficits or debt service requirements thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of July 1, 1996, the Partnership considered the Wachovia Bank investment property as held for sale or disposition. The results of operations, net of venture partners' share, for such property were $510,783 and $486,689, respectively, for the three months ended March 31, 1997 and 1996.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 were as follows:
                                                          Unpaid at
                                                          March 31,
                                    1997       1996         1997
                                  -------    -------    -------------
Property management
 and leasing fees . . . . . .     $64,187     64,054      1,364,140
Insurance commissions . . . .        --          277          --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related expenses
 relating to on-site and
 other costs for the Part-
 nership and its investment
 property, and other out-of-
 pocket expenses. . . . . . .      34,626     34,375          --
                                  -------    -------      ---------
                                  $98,813     98,706      1,364,140
                                  =======    =======      =========

     All amounts deferred or currently payable to the General Partners and their affiliates do not bear interest. The General Partners and their affiliates have deferred receipt of property management and leasing fees pursuant to the venture agreement for the Wachovia Bank Building and Phillips Building. Prior to 1995, an affiliate of the Managing General Partner provided management and leasing services. In December 1994, the affiliate sold all of its assets and assigned its interest in the management contracts, including the one for the Wachovia Bank Building and Phillips Building to an unaffiliated third party. In connection with such sale, an affiliate of the General Partners guaranteed payment to the unaffiliated third party the portion of the fees currently deferred due to the provision in the venture agreement for the Wachovia Bank Building and Phillips Building. Such amounts are deferred until the sale or disposition of the property and are subordinated to certain distributions of net sale and refinancing proceeds. As of March 31, 1997, the General Partners and their affiliates have deferred receipt of approximately $1,325,000 (approximately $33 per interest) of such fees. This amount is reflected in accounts payable in the accompanying consolidated financial statements.

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

     The estimated cost of the construction of the anchor store, as well as the mall enhancement and certain anticipated tenant improvement costs is approximately $14,130,000, of which approximately $6,070,000 (including pre-development costs) has been funded as of March 31, 1997.

     The Partnership expects to utilize a construction loan provided by J.C. Penney for certain construction costs up to $4,665,200, of which approximately $3,200,000 has been funded at March 31, 1997. The remaining costs not scheduled to be funded by the loan (approximately $6,590,000) are expected to be funded by the Partnership from available cash.

     The construction loan bears an interest rate of 10% per annum and interest accrues on the funds from the date of the advance. The Partnership is not required to make any payments on the loan until the first month after the opening date of the new anchor store (currently expected to be in August 1997). Upon opening of the new anchor store, the Partnership will be required to make monthly interest only payments for five years on the total amount advanced under the loan plus any accrued, but unpaid interest from the construction period. Thereafter, for the remaining 5-year term of the loan, the Partnership will be required to make payments of both principal and interest based on a ten-year amortization schedule with the balance of unpaid principal due upon maturity. All rental amounts due from the tenant to the Partnership under the terms of the lease amendment will be applied to offset these debt service payments. Additionally, in September 1996, the Partnership escrowed $1,000,000 as required by the loan. The Partnership may begin to withdraw funds from the escrow account when construction of the anchor store is 50% complete. In March 1997, the Partnership was able to withdraw approximately $483,000 from the escrow account based on the achievement of such completion points (as defined). All remaining escrowed funds are expected to be withdrawn before completion of construction.

     Due to the J.C. Penney addition and related mall enhancement, the Partnership has capitalized $111,211 of the $178,499 of interest expense incurred by Bristol Mall for the three months ended March 31, 1997. The balance of capitalized interest as of March 31, 1997 of $218,707 is reflected in investment property in the accompanying consolidated financial statements.

     Due to the above, the Partnership is not actively marketing the property for sale.

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

     The accompanying consolidated financial statements include approximately $1,380,000 of undistributed operating cash flow related to the Wachovia Building Associates. Such funds are distributable to the Partnership and the unaffiliated joint venture partner in the amounts of approximately $890,000 and $490,000, respectively. In addition, in January 1997, the venture distributed approximately $2,773,000 and $2,112,000 to the Partnership and the venture partner, respectively. Such funds did not secure the venture partner's obligations discussed above and consequently the venture could not offset such distributions against the venture partner's unfunded capital commitment.

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1997 and for the three months ended March 31, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     The General Partners and their affiliates have deferred payment of certain fees of approximately $1,325,000 (approximately $33 per interest) as of March 31, 1997 pursuant to the venture agreement for the Wachovia Bank Building and Phillips Building.

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

RESULTS OF OPERATIONS

     The increase in building and improvements, construction loan payable and related decreases in cash and cash equivalents and escrow deposits as of March 31, 1997 as compared to December 31, 1996 is primarily due to the continuing construction of the addition and related mall enhancement at the Bristol Mall.

     The decrease in accrued real estate taxes at March 31, 1997 as compared to December 31, 1996 is due to the timing of payments for real estate taxes at the Bristol Mall and Wachovia Bank Building.

     The decrease in venture partner's share of subordinated equity in venture at March 31, 1997 as compared to December 31, 1996 is primarily due to the distribution of approximately $2,112,000 of previously undistributed operating cash flow to the venture partner related to the Wachovia Bank Building.

     The decrease in mortgage and other interest for the three months ended March 31, 1997 as compared to the same period in 1996 is primarily due to the capitalization of approximately $60,000 of interest on certain construction costs incurred at the Bristol Mall.

     The decrease in depreciation for the three months ended March 31, 1997 as compared to the same period in 1996 is primarily due to classification of the Wachovia Bank Building as assets held for sale or disposition at July 1, 1996, and therefore not subject to continued depreciation.

     The decrease in property operating expenses for the three months ended March 31, 1997 as compared to the same period in 1996 is due primarily to additional utility and maintenance costs incurred for space occupied temporarily by the Wachovia Bank in 1996.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:
                                                   1996                             1997
                                --------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1.  Wachovia Bank Building and
     Phillips Building
      Winston-Salem,
      North Carolina. . . . . . .   67%        69%       65%       63%      63%

2.  Bristol Mall
     Bristol, Virginia. . . . . .   81%        81%       81%       80%      80%



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

          4-C.    Documents relating to the construction loan, dated
July 25, 1996 secured by the Bristol Mall shopping center in Bristol, Virginia are hereby incorporated by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-8716) dated November 8, 1996.

          4-D.    Modification and extension agreement related to the
mortgage loan secured by the Wachovia Bank Building and Phillips Building, office buildings in Winston Salem, North Carolina, effective November 1, 1996 is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-8716) dated March 21, 1997.

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


                JMB INCOME PROPERTIES, LTD. - V

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 9, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 9, 1997