Form 10-Q
period 1997-06-30
JMB INCOME PROPERTIES LTD V
filed 1997-08-13
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 1997       Commission file #0-8716




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

                                        CONSOLIDATED BALANCE SHEETS

                                    JUNE 30, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                            JUNE 30,      DECEMBER 31,
                                                                              1997           1996
                                                                         -------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  6,950,790      9,717,478
  Interest, rents and other receivables . . . . . . . . . . . . . . .           135,716        273,553
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .             --            62,341
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .           541,651      1,005,343
                                                                           ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . .         7,628,157     11,058,715
                                                                           ------------   ------------

Investment property, at cost:
    Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           801,703        801,703
    Buildings and improvements. . . . . . . . . . . . . . . . . . . .        28,697,375     22,882,195
                                                                           ------------   ------------
                                                                             29,499,078     23,683,898
    Less accumulated depreciation . . . . . . . . . . . . . . . . . .        12,630,179     12,468,511
                                                                           ------------   ------------
        Total investment property, net of accumulated depreciation. .        16,868,899     11,215,387

    Property held for sale or disposition . . . . . . . . . . . . . .         7,306,483      7,299,846
                                                                           ------------   ------------
        Total investment properties . . . . . . . . . . . . . . . . .        24,175,382     18,515,233
                                                                           ------------   ------------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .           330,119        346,713
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .           313,986        337,663
                                                                           ------------   ------------
                                                                           $ 32,447,644     30,258,324
                                                                           ============   ============





                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                            JUNE 30,      DECEMBER 31,
                                                                              1997           1996
                                                                         -------------    ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $    784,664        749,993
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         3,214,838      2,659,268
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .           366,779        219,331
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .           335,307        480,208
                                                                           ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . .         4,701,588      4,108,800
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .            23,239         24,668
Construction loan payable . . . . . . . . . . . . . . . . . . . . . .         4,368,959      1,262,281
Long-term debt, less current portion. . . . . . . . . . . . . . . . .        24,528,521     24,939,477
                                                                           ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .        33,622,307     30,335,226
Venture partner's subordinated equity in venture. . . . . . . . . . .        10,240,986     11,810,336

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .         1,436,149      1,422,001
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (3,092,059)    (3,092,059)
                                                                           ------------   ------------
                                                                             (1,654,910)    (1,669,058)
                                                                           ------------   ------------
  Limited partners (38,505 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .        34,926,505     34,926,505
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .        27,514,635     27,057,194
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (72,201,879)   (72,201,879)
                                                                           ------------   ------------
                                                                             (9,760,739)   (10,218,180)
                                                                           ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . .       (11,415,649)   (11,887,238)
                                                                           ------------   ------------
                                                                           $ 32,447,644     30,258,324
                                                                           ============   ============

                       See accompanying notes to consolidated financial statements.

                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                             THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                                (UNAUDITED)

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .   $ 2,200,610     2,340,105     4,518,595     4,703,558
  Interest income . . . . . . . . . . . . . . .        85,304       126,726       188,684       231,026
                                                  -----------    ----------    ----------    ----------
                                                    2,285,914     2,466,831     4,707,279     4,934,584
                                                  -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . .       496,845       595,466     1,035,913     1,196,036
  Depreciation. . . . . . . . . . . . . . . . .        80,846       220,469       161,668       439,937
  Property operating expenses . . . . . . . . .     1,307,304     1,248,261     2,364,982     2,430,314
  Professional services . . . . . . . . . . . .        21,569        15,660        50,627        48,434
  Amortization of deferred expenses . . . . . .         5,271        13,121        10,543        26,241
  General and administrative. . . . . . . . . .        42,308        31,654        69,217        56,835
                                                  -----------    ----------    ----------    ----------
                                                    1,954,143     2,124,631     3,692,950     4,197,797
                                                  -----------    ----------    ----------    ----------
       Operating earnings (loss). . . . . . . .       331,771       342,200     1,014,329       736,787

Venture partner's share of
  venture's operations. . . . . . . . . . . . .      (267,703)     (258,110)     (542,740)     (520,173)
                                                  -----------    ----------    ----------    ----------
       Net earnings (loss). . . . . . . . . . .   $    64,068        84,090       471,589       216,614
                                                  ===========    ==========    ==========    ==========
       Net earnings (loss) per
         limited partnership interest . . . . .   $      1.61          2.12         11.88          5.46
                                                  ===========    ==========    ==========    ==========
       Cash distributions per
         limited partnership
         interest . . . . . . . . . . . . . . .   $     --            --            --            --
                                                  ===========    ==========    ==========    ==========

                       See accompanying notes to consolidated financial statements.

                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                (UNAUDITED)
                                                                                1997            1996
                                                                            ------------   ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $    471,589        216,614
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      161,668        439,937
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       10,543         26,241
    Venture partner's share of venture's operations . . . . . . . . . . . .      542,740        520,173
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .      137,837        107,376
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       62,341         28,421
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       23,677         14,627
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,098,670)        45,214
    Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .      147,448         (2,711)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .     (144,901)      (159,784)
    Other current liabilities . . . . . . . . . . . . . . . . . . . . . . .       78,499         60,943
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (1,429)           952
                                                                            ------------    -----------
          Net cash provided by (used in) operating activities . . . . . . .      391,342      1,298,003

Cash flows from investing activities:
  Additions to investment properties, net of related payables . . . . . . .   (4,246,076)      (336,868)
  Escrow refunds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      463,692          --
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .   (3,782,384)      (336,868)
                                                                            ------------    -----------
Cash flows from financing activities:
  Cash proceeds from construction loan. . . . . . . . . . . . . . . . . . .    3,106,678          --
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (376,285)      (363,596)
  Refund of deferred financing fees . . . . . . . . . . . . . . . . . . . .        6,051          --
  Venture partner's contributions to venture. . . . . . . . . . . . . . . .      414,611        414,657
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .   (2,526,701)      (441,382)
                                                                            ------------    -----------
          Net cash provided by (used in) financing activities . . . . . . .      624,354       (390,321)
                                                                            ------------    -----------





                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                1997            1996
                                                                            ------------   ------------

          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . . . . . . . . . . . . . .   (2,766,688)       570,814
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . . . . . . . . . . . . . .    9,717,478     11,134,983
                                                                            ------------    -----------

          Cash and cash equivalents,
            end of period . . . . . . . . . . . . . . . . . . . . . . . . . $  6,950,790     11,705,797
                                                                            ============    ===========

Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest,
      net of capitalized interest . . . . . . . . . . . . . . . . . . . . . $  1,038,684      1,198,747
                                                                            ============    ===========
    Non-cash investing and financing activities . . . . . . . . . . . . . . $      --             --
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

                        JUNE 30, 1997 AND 1996

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. The Partnership has concluded that it may dispose of a property by no longer funding operating deficits or debt service requirements thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of July 1, 1996, the Partnership considered the Wachovia Bank investment property as held for sale or disposition. The results of operations, net of venture partners' share, for such property were $1,007,946 and $966,035, respectively, for the six months ended June 30, 1997 and 1996.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only has general and limited partnership interests, the Partnership does not expect any significant impact on its consolidated financial statements upon adoption of these standards when required at the end of 1997.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 were as follows:

                                                          Unpaid at
                                                          June 30,
                                   1997        1996         1997
                                 --------    -------    -------------
Property management
 and leasing fees . . . . . .    $126,674    130,669      1,386,538
Insurance commissions . . . .      33,725     13,473          --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related expenses
 relating to on-site and
 other costs for the Part-
 nership and its investment
 property, and other out-of-
 pocket expenses. . . . . . .      61,014      9,251             35
                                 --------    -------      ---------
                                 $221,413    153,393      1,386,573
                                 ========    =======      =========

     All amounts deferred or currently payable to the General Partners and their affiliates do not bear interest. The General Partners and their affiliates have deferred receipt of property management and leasing fees pursuant to the venture agreement for the Wachovia Bank Building and Phillips Building. Prior to 1995, an affiliate of the Managing General Partner provided management and leasing services. In December 1994, the affiliate sold all of its assets and assigned its interest in the management contracts, including the one for the Wachovia Bank Building and Phillips Building to an unaffiliated third party. In connection with such sale, an affiliate of the General Partners guaranteed payment to the unaffiliated third party the portion of the fees currently deferred due to the provision in the venture agreement for the Wachovia Bank Building and Phillips Building. Such amounts are deferred until the sale or disposition of the property and are subordinated to certain distributions of net sale and refinancing proceeds. As of June 30, 1997, the General Partners and their affiliates have deferred receipt of approximately $1,348,000 (approximately $34 per interest) of such fees. This amount is reflected in accounts payable in the accompanying consolidated financial statements.

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

     The estimated cost of the construction of the anchor store, as well as the mall enhancement and certain anticipated tenant improvement costs is approximately $13,960,000, of which approximately $8,840,000 (including pre-development costs) has been funded as of June 30, 1997.

     The Partnership expects to utilize a construction loan provided by J.C. Penney for certain construction costs up to $4,665,200, of which approximately $4,370,000 has been funded at June 30, 1997. The remaining costs not scheduled to be funded by the loan (approximately $4,820,000) are expected to be funded by the Partnership from available cash.

     In August 1997, the J.C. Penney store opened and commenced operations at the mall and the mall enhancement was substantially completed.

     The construction loan bears an interest rate of 10% per annum and interest accrues on the funds from the date of the advance. The Partnership is not required to make any payments on the loan until the first month after the opening date of the new anchor store (in August
1997).

The Partnership will then be required to make monthly interest only payments for five years on the total amount advanced under the loan plus any accrued, but unpaid interest from the construction period. Thereafter, for the remaining 5-year term of the loan, the Partnership will be required to make payments of both principal and interest based on a ten-year amortization schedule with the balance of unpaid principal due upon maturity. All rental amounts due from the tenant to the Partnership under the terms of the lease amendment will be applied to offset these debt service payments. Additionally, in September 1996, the Partnership escrowed $1,000,000 as required by the loan. In March 1997, the Partnership (as the anchor store was 50% complete) was able to withdraw approximately $483,000 from the escrow account based on the achievement of completion points (as defined). All remaining escrowed funds are expected to be withdrawn before completion of construction.

     Due to the J.C. Penney addition and related mall enhancement, the Partnership has capitalized $299,983 of the $401,941 of interest expense incurred by Bristol Mall for the six months ended June 30, 1997. The balance of capitalized interest as of June 30, 1997 of $405,478 is reflected in investment property in the accompanying consolidated financial statements.

     Due to the foregoing, the Partnership is not actively marketing the property for sale.

     In July 1997, the Partnership sold a small outparcel at the Bristol Mall. The Partnership received proceeds from such sale of approximately $70,000.

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

     The mortgage loan secured by the property matured in October 1996. Wachovia reached an agreement with the current mortgage lender to modify and extend the existing mortgage note effective November 1, 1996. The loan modification requires principal and interest payments based on a 22 year amortization at an interest rate of 9.55% per annum and matures on November 1, 2001, when all remaining principal and unpaid interest is due. The venture paid loan commitment fees in 1996 of approximately $105,000 to the lender in conjunction with the modification and extension.

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

     The accompanying consolidated financial statements include approximately $1,676,000 of undistributed operating cash flow related to the Wachovia Building Associates. Such funds are distributable to the Partnership and the unaffiliated joint venture partner in the amounts of approximately $1,068,000 and $608,000, respectively. In addition, in January 1997, the venture distributed approximately $2,773,000 and $2,112,000 to the Partnership and the venture partner, respectively. Such funds did not secure the venture partner's obligations discussed above and consequently the venture could not offset such distributions against the venture partner's unfunded capital commitment.

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     The General Partners and their affiliates have deferred payment of certain fees of approximately $1,348,000 (approximately $34 per interest) as of June 30, 1997 pursuant to the venture agreement for the Wachovia Bank Building and Phillips Building.

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

RESULTS OF OPERATIONS

     The increase in building and improvements, construction loan payable, accounts payable and related decreases in cash and cash equivalents and escrow deposits as of June 30, 1997 as compared to December 31, 1996 is primarily due to the continuing construction of the addition and related mall enhancement at the Bristol Mall.

     The decrease in interest, rents and other receivables as of June 30, 1997 as compared to December 31, 1996 is primarily due to the timing of rent payments from tenants at the Bristol Mall.

     The decrease in prepaid expenses as of June 30, 1997 as compared to December 31, 1997 is primarily due to the timing of payments for insurance at the Bristol Mall and Wachovia Bank Building.

     The increase in accrued interest at June 30, 1997 as compared to December 31, 1996 is primarily due to the continued accrual of interest related to the J.C. Penney construction loan at Bristol Mall.

     The decrease in accrued real estate taxes at June 30, 1997 as compared to December 31, 1996 is due to the timing of payments for real estate taxes at the Bristol Mall and Wachovia Bank Building.

     The decrease in venture partner's share of subordinated equity in venture at June 30, 1997 as compared to December 31, 1996 is primarily due to the distribution of approximately $2,112,000 of previously undistributed operating cash flow to the venture partner related to the Wachovia Bank Building.

     The decrease in rental income for the three and six months ended June 30, 1997 as compared to the same periods in 1996 is primarily due to the decrease in occupancy at the Wachovia Bank Building.

     The decrease in interest income for the three and six months ended June 30, 1997 as compared to the same periods in 1996 is primarily due to the distribution of approximately $2,112,000 of previously undistributed operating cash flow to the venture partner related to the Wachovia Bank Building and payment of costs related to the addition and related mall enhancement at the Bristol Mall resulting in a lower average cash balance available for temporary investment.

     The decrease in mortgage and other interest for the three and six months ended June 30, 1997 as compared to the same period in 1996 is primarily due to the 1997 capitalization of approximately $88,000 and $148,000, respectively, of interest on certain construction costs incurred at the Bristol Mall.

     The decrease in depreciation for the three and six months ended June 30, 1997 as compared to the same period in 1996 is primarily due to classification of the Wachovia Bank Building as assets held for sale or disposition at July 1, 1996, and therefore not subject to continued depreciation.

     The decrease in property operating expenses for the six months ended June 30, 1997 as compared to the same period in 1996 is primarily due to additional utility and maintenance costs incurred for space occupied temporarily by the Wachovia Bank in 1996. The increase for the three months ended June 30, 1997 as compared to the same period in 1996 is primarily due to approximately $70,000 of unanticipated costs incurred in the second quarter of 1997 for repairs to the parking lot of the Bristol Mall.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1997:
                                                   1996                             1997
                                --------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1.  Wachovia Bank Building and
     Phillips Building
      Winston-Salem,
      North Carolina. . . . . . .   67%        69%       65%       63%      63%     65%

2.  Bristol Mall
     Bristol, Virginia (a). . . .   81%        81%       81%       80%      85%     84%


  (a)    Occupancy in 1996 is calculated based on total gross leasable area ("GLA") of 426,963 square feet.  Due to the addition and related mall enhancement, GLA was reduced to 401,582 square feet in 1997 until the opening of the J. C. Penney store in August 1997 when total GLA increases to 487,502 total.


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


                JMB INCOME PROPERTIES, LTD. - V

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 8, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 8, 1997