Form 10-Q
period 1997-09-30
JMB INCOME PROPERTIES LTD V
filed 1997-11-13
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1997                        Commission file #0-8716




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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]   No [  ]

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3


Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . .     12



PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . .     14


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     15

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                        CONSOLIDATED BALANCE SHEETS

                                 SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                              1997           1996
                                                                         -------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  5,151,520      9,717,478
  Interest, rents and other receivables . . . . . . . . . . . . . . .           211,710        273,553
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .           103,761         62,341
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .           546,581      1,005,343
                                                                           ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . .         6,013,572     11,058,715
                                                                           ------------   ------------

Investment property:
    Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --           801,703
    Buildings and improvements. . . . . . . . . . . . . . . . . . . .             --        22,882,195
                                                                           ------------   ------------
                                                                                  --        23,683,898
    Less accumulated depreciation . . . . . . . . . . . . . . . . . .             --        12,468,511
                                                                           ------------   ------------
        Total investment property, net of accumulated depreciation. .             --        11,215,387

    Properties held for sale or disposition . . . . . . . . . . . . .        25,579,018      7,299,846
                                                                           ------------   ------------
        Total investment properties . . . . . . . . . . . . . . . . .        25,579,018     18,515,233
                                                                           ------------   ------------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .           321,401        346,713
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .           304,697        337,663
                                                                           ------------   ------------
                                                                           $ 32,218,688     30,258,324
                                                                           ============   ============





                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                               1997          1996
                                                                          -------------   ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $    802,597        749,993
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         2,451,038      2,659,268
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .           233,935        219,331
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .           502,961        480,208
                                                                           ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . .         3,990,531      4,108,800
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .            23,489         24,668
Construction loan payable . . . . . . . . . . . . . . . . . . . . . .         4,513,742      1,262,281
Long-term debt, less current portion. . . . . . . . . . . . . . . . .        24,330,781     24,939,477
                                                                           ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .        32,858,543     30,335,226

Venture partner's subordinated equity in venture. . . . . . . . . . .        10,614,531     11,810,336

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .         1,440,987      1,422,001
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (3,092,059)    (3,092,059)
                                                                           ------------   ------------
                                                                             (1,650,072)    (1,669,058)
                                                                           ------------   ------------
  Limited partners (38,505 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .        34,926,505     34,926,505
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .        27,671,060     27,057,194
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (72,201,879)   (72,201,879)
                                                                           ------------   ------------
                                                                             (9,604,314)   (10,218,180)
                                                                           ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . .       (11,254,386)   (11,887,238)
                                                                           ------------   ------------
                                                                           $ 32,218,688     30,258,324
                                                                           ============   ============

                       See accompanying notes to consolidated financial statements.

                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                (UNAUDITED)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                 --------------------------  --------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .   $ 2,645,636     2,308,255     7,164,231     7,011,813
  Interest income . . . . . . . . . . . . . . .        70,019       131,722       258,703       362,748
                                                  -----------    ----------    ----------    ----------
                                                    2,715,655     2,439,977     7,422,934     7,374,561
                                                  -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . .       603,764       592,314     1,639,677     1,788,350
  Depreciation. . . . . . . . . . . . . . . . .       128,593        81,742       290,261       521,679
  Property operating expenses . . . . . . . . .     1,407,501     1,108,907     3,772,483     3,539,221
  Professional services . . . . . . . . . . . .         4,375        17,500        55,002        65,934
  Amortization of deferred expenses . . . . . .         8,718        13,120        19,261        39,361
  General and administrative. . . . . . . . . .        27,627        26,401        96,844        83,236
                                                  -----------    ----------    ----------    ----------
                                                    2,180,578     1,839,984     5,873,528     6,037,781
                                                  -----------    ----------    ----------    ----------
       Operating earnings (loss). . . . . . . .       535,077       599,993     1,549,406     1,336,780

Venture partner's share of
  venture's operations. . . . . . . . . . . . .      (373,814)     (299,780)     (916,554)     (819,953)
                                                  -----------    ----------    ----------    ----------
       Net earnings (loss). . . . . . . . . . .   $   161,263       300,213       632,852       516,827
                                                  ===========    ==========    ==========    ==========
       Net earnings (loss) per
         limited partnership interest . . . . .   $      4.06          7.56         15.94         13.02
                                                  ===========    ==========    ==========    ==========
       Cash distributions per
         limited partnership
         interest . . . . . . . . . . . . . . .   $     --            --            --            --
                                                  ===========    ==========    ==========    ==========

                       See accompanying notes to consolidated financial statements.

                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                (UNAUDITED)
                                                                                1997            1996
                                                                            ------------   ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $    632,852        516,827
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      290,261        521,679
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       19,261         39,361
    Venture partner's share of venture's operations . . . . . . . . . . . .      916,554        819,953
    Rental income applied to construction loan payable. . . . . . . . . . .      (23,561)         --
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       61,843         75,807
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (41,420)       (76,435)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (23,838)         --
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       32,966         21,941
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      128,196         98,574
    Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .      218,752         (3,872)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       22,753            527
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (1,179)           952
                                                                            ------------    -----------
          Net cash provided by (used in) operating activities . . . . . . .    2,233,440      2,015,314

Cash flows from investing activities:
  Additions to investment properties, net of related payables . . . . . . .   (7,760,487)    (2,049,882)
  Proceeds from sale of land parcel . . . . . . . . . . . . . . . . . . . .       70,015          --
  Escrow refunds (deposits) . . . . . . . . . . . . . . . . . . . . . . . .      482,600     (1,000,000)
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .   (7,207,872)    (3,049,882)
                                                                            ------------    -----------
Cash flows from financing activities:
  Cash proceeds from construction loan. . . . . . . . . . . . . . . . . . .    3,070,874        288,624
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (556,092)      (551,051)
  Refund of deferred financing fees . . . . . . . . . . . . . . . . . . . .        6,051          --
  Venture partner's contributions to venture. . . . . . . . . . . . . . . .      621,907        621,977
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .   (2,734,266)      (701,447)
                                                                            ------------    -----------
          Net cash provided by (used in) financing activities . . . . . . .      408,474       (341,897)
                                                                            ------------    -----------





                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                1997            1996
                                                                            ------------   ------------

          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . . . . . . . . . . . . . .   (4,565,958)    (1,376,465)
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . . . . . . . . . . . . . .    9,717,478     11,134,983
                                                                            ------------    -----------

          Cash and cash equivalents,
            end of period . . . . . . . . . . . . . . . . . . . . . . . . . $  5,151,520      9,758,518
                                                                            ============    ===========

Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest,
      net of capitalized interest . . . . . . . . . . . . . . . . . . .     $  1,606,266      1,792,463
                                                                            ============    ===========
    Non-cash investing and financing activities:
      Rental income applied to construction loan payable. . . . . . . . . . $     23,561          --
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

                      SEPTEMBER 30, 1997 AND 1996

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. The Partnership has concluded that it may dispose of a property by no longer funding operating deficits or debt service requirements thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of September 30, 1997, the Partnership and its consolidated venture have or have previously committed to plans to sell or dispose of both of their remaining investment properties. Accordingly, both consolidated properties have been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The results of operations, net of venture partners' share, for these properties were $2,031,495 and $2,011,272, respectively, for the nine months ended September 30, 1997 and 1996.

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


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996 were as follows:

                                                          Unpaid at
                                                        September 30,
                                   1997        1996         1997
                                 --------    -------    -------------
Property management
 and leasing fees . . . . . .    $194,563    196,966      1,414,196
Insurance commissions . . . .      24,119     22,456          --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related expenses
 relating to on-site and
 other costs for the Part-
 nership and its investment
 property, and other out-of-
 pocket expenses. . . . . . .      92,077     36,763          7,392
                                 --------    -------      ---------
                                 $310,759    256,185      1,421,588
                                 ========    =======      =========

     All amounts deferred or currently payable to the General Partners and their affiliates do not bear interest. The General Partners and their affiliates have deferred receipt of property management and leasing fees pursuant to the venture agreement for the Wachovia Bank Building and Phillips Building. Prior to 1995, an affiliate of the Managing General Partner provided management and leasing services. In December 1994, the affiliate sold all of its assets and assigned its interest in the management contracts, including the one for the Wachovia Bank Building and Phillips Building to an unaffiliated third party. In connection with such sale, an affiliate of the General Partners guaranteed payment to the unaffiliated third party the portion of the fees currently deferred due to the provision in the venture agreement for the Wachovia Bank Building and Phillips Building. Such amounts are deferred until the sale or disposition of the property and are subordinated to certain distributions of net sale and refinancing proceeds. As of September 30, 1997, the General Partners and their affiliates have deferred receipt of approximately $1,375,000 (approximately $35 per interest) of such fees. This amount is reflected in accounts payable in the accompanying consolidated financial statements.

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

     The estimated cost of the construction of the anchor store, as well as the mall enhancement and certain anticipated tenant improvement costs is approximately $13,960,000, of which approximately $11,150,000 (including pre-development costs) has been funded as of September 30, 1997.

     The Partnership is utilizing a construction loan provided by J.C. Penney for certain construction costs up to $4,665,200, of which approximately $4,330,000 has been funded at September 30, 1997. The remaining costs not scheduled to be funded by the loan (approximately $2,470,000) are expected to be funded by the Partnership from available cash. The Partnership expects that a portion of the remaining costs allocated for tenant improvements will be incurred in 1998.

     In August 1997, the J.C. Penney store opened and commenced operations at the mall and the mall enhancement was substantially completed.

     The construction loan bears an interest rate of 10% per annum and interest accrues on the funds from the date of the advance. The Partnership was not required to make any payments on the loan until the first month after the opening date of the new anchor store (in August
1997). The Partnership is required to make monthly interest only payments for five years on the total amount advanced under the loan plus any accrued, but unpaid interest from the construction period. Thereafter, for the remaining 5-year term of the loan, the Partnership will be required to make payments of both principal and interest based on a ten-year amortization schedule with the balance of unpaid principal due upon maturity. All rental amounts due from the tenant to the Partnership under the terms of the lease amendment will first be applied against these debt service payments with any monthly rental amounts owed by J.C. Penney in excess of the Partnership's monthly payment to be applied as a principal reduction of the loan. On September 1, 1997, the Partnership began paying interest on the loan. The rent owed for the period August 1 through September 1, 1997 to the Partnership was in excess of the required interest payment. Therefore, in accordance with the loan, the excess rental payment was applied to principal (approximately $24,000). As of September 30, 1997 approximately $334,000 of available loan proceeds remain. The Partnership expects to draw the remaining amount in the fourth quarter of 1997. Additionally, in September 1996, the Partnership escrowed $1,000,000 as required by the loan. In March 1997, the Partnership (as the anchor store was 50% complete) was able to withdraw approximately $483,000 from the escrow account based on the achievement of completion points (as defined). All remaining escrowed funds plus accrued interest are expected to be withdrawn in the fourth quarter of 1997.

     Due to the J.C. Penney addition and related mall enhancement, the Partnership has capitalized $404,511 of the $634,191 of interest expense incurred by Bristol Mall for the nine months ended September 30, 1997. The balance of capitalized interest as of September 30, 1997 of $512,006 is reflected in properties held for sale or disposition in the accompanying consolidated financial statements.

     In July 1997, the Partnership sold a small outparcel at the Bristol Mall. The Partnership received proceeds from such sale of approximately $70,000.

     As of September 30, 1997 the property is considered held for sale.


WACHOVIA BANK BUILDING AND PHILLIPS BUILDING

     The Partnership is currently marketing the remaining space (approximately 40% of the buildings vacated by Wachovia Bank at the expiration of one of their leases in December 1995) to prospective replacement tenants but has not been successful in its efforts due to the lack of large space users in this market. In the fourth quarter of 1996, Wachovia Bank notified the venture that it was exercising its option to extend a lease (approximately 117,000 square feet) until June 1998 upon the expiration of the current lease in December 1997. In the second and third quarter of 1997, the Wachovia bank approached the Partnership about leasing additional space. This resulted in the bank leasing approximately 52,000 square feet (approximately 7% of the buildings). These leases are scheduled to expire in June 1998 with the other lease as discussed above. Re-leasing the remaining space in the building or any additional extensions of the Wachovia Bank lease would likely require major renovation to the building as well as significant tenant improvements which, in turn, would be contingent upon the Partnership obtaining financing for these tenant replacement costs. Unless replacement tenants are secured on acceptable terms for the remaining space, it is unlikely that the Partnership will commit any additional funds to the property. This may result in the Partnership no longer having an ownership interest in the two office buildings. This action would result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. Additionally, the Partnership could be required to remit to the state tax authorities withholding for taxes due as a result of this action. This withholding amount is currently estimated to be approximately $500,000.

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

     The Partnership's venture partner had agreed to contribute $10,700,000, before applicable interest, to the venture pursuant to a payment schedule from the closing date through August 1, 1996, when it would owe the balance of its obligation (approximately $7,600,000). The venture partner has continued to make contributions based on the old payment schedule rather than making the balloon payment in August 1996 as required. As a result, the venture partner is currently approximately $7,400,000 in arrears for such contributions as of the date of this report.

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

     The accompanying consolidated financial statements include approximately $2,208,000 of undistributed operating cash flow related to the Wachovia Building Associates. Such funds are distributable to the Partnership and the unaffiliated joint venture partner in the amounts of approximately $1,402,000 and $806,000, respectively. In addition, in January 1997, the venture distributed approximately $2,773,000 and $2,112,000 to the Partnership and the venture partner, respectively. Such funds did not secure the venture partner's obligations discussed above and consequently the venture could not offset such distributions against the venture partner's unfunded capital commitment.

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     During 1996 and 1997, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at prices ranging from between $100 and $160 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Certain of such offers have expired and two others are currently scheduled to expire in November, 1997. As of the date of this report, the Partnership is aware that 10.76% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.
The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to these and any additional potential tender offers for Interests.

     The General Partners and their affiliates have deferred payment of certain fees of approximately $1,375,000 (approximately $35 per interest) as of September 30, 1997 pursuant to the venture agreement for the Wachovia Bank Building and Phillips Building.

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

RESULTS OF OPERATIONS

     The increase in property held for sale or disposition and the related decrease in total investment property, net of accumulation depreciation as of September 30, 1997 as compared to December 31, 1997 is due to the classification of the Bristol Mall as assets held for sale or disposition at September 30, 1997.

     The increase in total investment properties, construction loan payable, and related decreases in cash and cash equivalents and escrow deposits as of September 30, 1997 as compared to December 31, 1996 is primarily due to the construction (substantially complete as of August 31, 1997) of the addition and related mall enhancement at the Bristol Mall. Additionally, the increase in construction loan payable is due to the addition of all accrued but unpaid interest when payment on the loan commenced on September 1, 1997.

     In the third quarter of 1997, the Partnership sold a small outparcel at the Bristol Mall. The Partnership received proceeds from such sale of approximately $70,000. The amount received was applied against the carrying value of the land. Therefore, there is no gain or loss related to the transaction recognized for financial reporting purposes.

     The increase in prepaid expenses as of September 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payments for insurance at the Bristol Mall and Wachovia Bank Building.

     The decrease in accounts payable as of September 30, 1997 as compared to December 31, 1996 is due to the timing of payments for amounts related to the construction of the addition and related mall enhancement at the Bristol Mall.

     The decrease in venture partner's subordinated equity in venture at September 30, 1997 as compared to December 31, 1996 is primarily due to the 1997 distribution of approximately $2,112,000 of previously undistributed operating cash flow to the venture partner related to the Wachovia Bank Building.

     The increase in rental income and related increase in venture partner's share of ventures operations for the three and nine months ended September 30, 1997 as compared to the same periods in 1996 is primarily due to an increase in rental income due to a adjustment made every five years based on the consumer price index for a tenant at the Wachovia Bank Building. The increase is also a result of additional rents received due to an increase in occupancy at the Wachovia Bank Building.

     The decrease in interest income for the three and nine months ended September 30, 1997 as compared to the same periods in 1996 is primarily due to the 1997 distribution of approximately $2,112,000 of previously undistributed operating cash flow to the venture partner related to the Wachovia Bank Building and payment of costs related to the addition and related mall enhancement at the Bristol Mall resulting in a lower average cash balance in 1997 available for temporary investment.

     The decrease in mortgage and other interest for the nine months ended September 30, 1997 as compared to the same period in 1996 is primarily due to the capitalization of approximately $200,000 of interest on certain construction costs incurred at the Bristol Mall through August 1997.

     The decrease in depreciation for the nine months ended September 30, 1997 as compared to the same period in 1996 is due to the classification of the Wachovia Bank Building and Phillips Building as assets held for sale or disposition at July 1, 1996 and therefore not subject to continued depreciation. The increase in depreciation for the three months ended September 30, 1997 as compared to the same period in 1996 is due to approximately $11,000,000 of capital additions, related to the construction of the addition and related mall enhancement at the Bristol Mall, placed in service in August 1997.

     The increase in property operating expense for the three and nine months ended September 30, 1997 as compared to the same period in 1996 is primarily due to additional advertising costs incurred as a result of the opening of the J.C. Penney store and unanticipated costs incurred for repairs of the parking lot at the Bristol Mall.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1997:
                                                   1996                             1997
                                --------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1.  Wachovia Bank Building and
     Phillips Building
      Winston-Salem,
      North Carolina. . . . . . .   67%        69%       65%       63%      63%     65%     70%

2.  Bristol Mall
     Bristol, Virginia (a). . . .   81%        81%       81%       80%      85%     84%     89%


  (a)    Occupancy in 1996 is calculated based on total gross leasable area ("GLA") of 426,963 square feet.  Due to the addition and related mall enhancement, GLA used in the calculation of occupancy was reduced to 401,582 square feet in 1997 until the opening of the J. C. Penney store in August 1997 when total GLA increased to 487,502 square feet.


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

          4-A. Documents relating to the refinancing of the mortgage loan, dated October 17, 1986, secured by the Wachovia Bank Building and Phillips Building office buildings in Winston-Salem, North Carolina are hereby incorporated herein by reference to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-8716) dated March 19, 1993.

          4-B.    Documents relating to the mortgage loan secured by the
Bristol Mall shopping center in Bristol, Virginia are hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-
8716) dated October 17, 1977.

          4-C.    Documents relating to the construction loan, dated
July 25, 1996 secured by the Bristol Mall shopping center in Bristol, Virginia are hereby incorporated herein by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-8716) dated November 8, 1996.

          4-D.    Modification and extension agreement related to the
mortgage loan secured by the Wachovia Bank Building and Phillips Building, office buildings in Winston Salem, North Carolina, effective November 1, 1996 is hereby incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-8716) dated March 21, 1997.

          10-A.   Acquisition documents relating to the purchase by the
Partnership of an interest in the Wachovia Bank Building and Phillips Building in Winston Salem, North Carolina are hereby incorporated herein by reference to the Partnership's Registration Statement on Form S-11 (File No. 2-58026) dated September 20, 1977.

          10-B.   Acquisition documents relating to the purchase by the
Partnership of the Bristol Mall shopping center in Bristol, Virginia are hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-8716) dated October 17, 1977.

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


                JMB INCOME PROPERTIES, LTD. - V

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 12, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 12, 1997