Form 10-K405
period 1997-12-31
JMB INCOME PROPERTIES LTD V
filed 1998-03-27
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1997              Commission file number 0-8716


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not applicable.

Documents incorporated by reference:  None

                           TABLE OF CONTENTS



                                                          Page
                                                          ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   5

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   7

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   7


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .   7

Item 6.      Selected Financial Data. . . . . . . . . . .   8

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  14

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  19

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  20

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  43


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  43

Item 11.     Executive Compensation . . . . . . . . . . .  46

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  47

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  49


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  49


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . .  51

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

     The Partnership has made the real property investments set forth in the following table:

                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1997,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION                SIZE      PURCHASE  CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP
----------------------       ----------   --------  ----------------------       ---------------------
1. Wachovia Bank
    Building
    and Phillips
    Building
    office buildings
    Winston-Salem,
    North Carolina. . .       692,000      1-31-77             27%               fee ownershipof land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership)
                                                                                 (b) (c) (d) (e)
2. Bristol Mall
    shopping center
    Bristol, Virginia .        488,000     8-31-77             17%               fee ownership of land and
                               sq.ft.                                            improvements (b) (d) (e)
                               g.l.a.
3. Catawba Mall
    shopping center
    Hickory,
    North Carolina. . .       260,500      1-30-78       sold 9-26-83            fee ownership of improve-
                               sq.ft.                  reacquired 8-8-89         ments and ground leasehold
                               g.l.a.                    sold 5-23-91            interest in land
4. Five Points Plaza
    shopping center
    Valdosta, Georgia .       178,000      1-30-78          6-16-86              fee ownership of land and
                               sq.ft.                                             improvements
                               g.l.a.
5. Northcross Mall
    shopping center
    Austin, Texas . . .       289,000      1-31-78          2-18-88              fee ownership of land and
                               sq.ft.                                             improvements (through
                               g.l.a.                                             joint venture partnership)
6. South DeKalb Mall
    shopping center
    Decatur, Georgia. .       326,000      7-28-78          6-30-86              fee ownership of land and
                               sq.ft.                                             improvements (through
                               g.l.a.                                             joint venture partnership)
7. Edgewater
    shopping center
    Foster City,
    California. . . . .       114,000      9-22-78          3-31-86              fee ownership of land and
                               sq.ft.                                             improvements (through
                               g.l.a.                                             joint venture partnership)





                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1997,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION                SIZE      PURCHASE  CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP
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
                               sq.ft.                                             improvements (through
                               g.l.a.                                             joint venture partnership)
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
                               sq.ft.                                             improvements
                               n.r.a.





---------------

(a) The computation of this percentage for properties held at December 31, 1997 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

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

(d) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning the real estate taxes and depreciation.

(e) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.


     The Partnership's real property investments are subject to competition from similar types of properties (including, in certain areas, properties owned by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and further renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, all of the investment properties held at December 31, 1997 are adequately insured.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1997.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1997 and 1996 for the Partnership's investment properties owned during 1997:

                                                             1996                      1997
                                                   ------------------------- -------------------------
                               Principal             At    At     At     At    At     At    At     At
                               Business             3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ----------           ----  ----   ----  -----  ----   ---- -----  -----
1. Wachovia Bank Building
    and Phillips Building
    Winston-Salem,
    North Carolina. . . . . .  Banking               60%   69%    65%    63%   63%    65%   70%    72%

2. Bristol Mall
    Bristol, Virginia . . . .  Retail                81%   81%    81%    80%   85%    84%   89%    89%

----------

     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.



ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1996 and 1997.




                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1997, there were 3,251 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the Investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner, which, may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

    Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA

                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                 DECEMBER 31, 1997, 1996, 1995, 1994 AND 1993
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                                1997          1996          1995          1994          1993
                            -----------   -----------   -----------    ----------    ----------
Total income. . . . . . .   $10,428,313     9,872,882    11,164,462    11,361,173    11,107,289
                            ===========   ===========    ==========    ==========    ==========
Earnings (loss) before
 gain on sale or disposi-
 tion of investment
 property . . . . . . . .   $ 1,218,375       804,839     1,313,875     1,188,760       672,736
Gain on sale or disposi-
 tion of investment
 properties . . . . . . .         --            --            --        1,984,734        39,297
                            -----------   -----------    ----------    ----------    ----------
Net earnings (loss) . . .   $ 1,218,375       804,839     1,313,875     3,173,494       712,033
                            ===========   ===========    ==========    ==========    ==========
Net earnings (loss) per
 Limited Partner
 Interest (b):
   Earnings (loss) before
     gain on sale or
     disposition of
     investment
     property . . . . . .   $     30.69         20.28         33.10         29.95         16.95
   Gain on sale or dis-
     position of invest-
     ment properties. . .         --            --            --            51.03          1.01
                            -----------   -----------    ----------    ----------    ----------
    Net earnings
     (loss) . . . . . . .   $     30.69         20.28         33.10         80.98         17.96
                            ===========   ===========    ==========    ==========    ==========
Total assets. . . . . . .   $32,327,478    30,258,324    26,729,695    25,048,902    26,365,897
Long-term debt. . . . . .   $24,118,537    24,939,477     5,880,735    26,426,311    30,861,793
Cash distributions per
 Limited Partner
 Interest (c) . . . . . .   $      1.71           .99          1.67          1.71          1.59
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



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1997



Property
--------

Wachovia Bank
Building and
Philips Building   a)   The net rentable area ("NRA")
                        occupancy rate and average
                        base rent per square foot as of
                        December 31 for each of the last
                        five years were as follows:

                                                    NRA             Avg. Base Rent Per
                         December 31,          Occupancy Rate       Square Foot (1)
                         ------------          --------------       ------------------

                         1993                    100%                 6.72
                         1994                    100%                 6.71
                         1995                    100%                 6.68
                         1996                     63%                 9.08
                         1997                     72%                 8.10

                         (1)  Average base rent per square foot is based on NRA occupied as of December 31 of each year.

                                                                Base Rent  Scheduled Lease Lease
                   b)     Significant Tenants      Square Feet  Per Annum  Expiration Date Renewal Option(s)
                          -------------------      -----------  ---------  --------------- -----------------
                          Wachovia Bank and
                          Trust Company-
                            Wachovia Bank
                             Building (Bank)       183,993      $2,483,096     6/1998      2-2 year options
                            Phillips Building
                             (Bank)                268,708       1,556,159     2/2002      N/A


                   c)     The following table sets forth certain
                          information with respect to the expiration of leases for the next ten years at the Wachovia Bank Building and Phillips Building:

                                                                            Annualized        Percent of
                                           Number of        Approx. Total   Base Rent         Total 1997
                          Year Ending      Expiring         NRA of Expiring of Expiring       Base Rent
                          December 31,     Leases           Leases (1)      Leases            Expiring
                          ------------     ---------        --------------- -----------       ----------
                            1998               6               203,589       2,757,304            68%
                            1999              --                 --              --               --
                            2000               1                 1,360          24,564             1%
                            2001              --                 --              --               --
                            2002               1               268,708       1,556,159            39%
                            2003              --                 --              --               --
                            2004              --                 --              --               --
                            2005              --                 --              --               --
                            2006              --                 --              --               --
                            2007              --                 --              --               --

                            (1) Excludes leases that expire in 1998 for which renewal leases or leases with replacement tenants have been executed as of January 23, 1998.


Property
--------

Bristol Mall       a)     The gross leasable area ("GLA") occupancy
                          rate and average base rent per square foot
                          as of December 31for each of the last
                          five years wereas follows:

                                                    GLA             Avg. Base Rent Per
                          December 31,         Occupancy Rate       Square Foot (1)
                          ------------         --------------       ------------------
                               1993 . . . . .       86%                  5.23
                               1994 . . . . .       82%                  5.05
                               1995 . . . . .       83%                  5.05
                               1996 . . . . .       80%                  5.20
                               1997 . . . . .       89%                  4.54

                               (1)  Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                Base Rent  Scheduled Lease Lease
                   b)     Significant Tenants      Square Feet  Per Annum  Expiration Date Renewal Option(s)
                          -------------------      -----------  ---------  --------------- -----------------
                          Parks Belk               83,030       186,822    7/2000          N/A
                          (Department Store)
                          Sears                    93,750       109,999    7/2004          4-5 year
                          (Department Store)                                                 options
                          Proffitt's               46,230       122,510    3/2000          N/A
                          (Department Store)
                          J.C. Penney
                          (Department Store)       86,240       366,520    9/2012          7-5 year
                                                                                             options

                   c)     The following table sets forth certain
                          information with respect to the expiration of leases for the next ten years at the Bristol Mall:

                                                                            Annualized        Percent of
                                           Number of        Approx. Total   Base Rent         Total 1997
                          Year Ending      Expiring         GLA of Expiring of Expiring       Base Rent
                          December 31,     Leases           Leases (1)      Leases            Expiring
                          ------------     ---------        --------------- -----------       ----------
                            1998               7                18,147         173,931             9%
                            1999               3                 3,719          71,232             4%
                            2000              13               151,731         677,952            34%
                            2001               3                23,014         201,098            10%
                            2002               3                 5,742         101,660             5%
                            2003               2                18,888         170,993             9%
                            2004               2                 4,187          59,342             3%
                            2005               5                13,084         235,695            12%
                            2006               1                 1,438          45,000             2%
                            2007              --                  --             --               --

                            (1) Excludes leases that expire in 1998 for which renewal leases or leases with replacement tenants have been executed as of January 9, 1998.

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

     During 1996 and 1997, and in January of 1998, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership between $100 and $160 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers expired. As of the date of this report, the Partnership is aware that 12.47% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

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

     At December 31, 1997, the Partnership and its consolidated venture had cash and cash equivalents of approximately $5,407,000. Such funds are available for distributions to partners, potentially including the unaffiliated venture partner in the Wachovia Venture, and for working capital requirements and capital improvements at Bristol Mall. The Partnership is also exploring the possibility of pre-paying a portion of the JC Penney construction loan. Such loan is discussed below. Accordingly, the Partnership has suspended regular quarterly distributions of available operating cash flow to partners. The Partnership and its consolidated venture have currently budgeted in 1998 approximately $1,080,000 for tenant improvements and other capital expenditures (excluding any amounts for the enhancement program except for tenant improvement costs, described below). The Partnership's share of such items in 1998 is currently budgeted to be approximately $993,000. Actual amounts expended in 1998 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for the aforementioned such items and for short-term liquidity is expected to be from the cash and cash equivalents noted above. Long-term future liquidity is expected to be through net cash generated by and through the sale of Bristol Mall. Due to the re-leasing issues, the Wachovia Bank Building and Phillips Building is not expected to be a source of long-term future liquidity. In such regard, reference is made to the Partnership's property specific discussions below. The Partnership's and its venture's mortgage obligations are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio, and therefore, the Partnership and its venture are not personally liable for the payment of the mortgage indebtedness.

     The General Partners and their affiliates have deferred payment of certain property management and leasing fees of approximately $1,403,000 (approximately $35 per interest) as of December 31, 1997 pursuant to the Wachovia agreement with its venture partner (as more fully discussed in the Notes). However, it is unlikely that the General Partners and their affiliates will be reimbursed for such fees.

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

     The estimated cost of the construction of the anchor store, as well as the mall enhancement and certain anticipated tenant improvement costs is approximately $13,940,000, of which approximately $11,400,000 (including pre-development costs) has been funded as of December 31, 1997.

     The Partnership is utilizing a construction loan provided by J.C. Penney for certain construction costs up to $4,665,200, of which approximately $4,330,000 has been funded at December 31, 1997. The remaining costs not scheduled to be funded by the loan (approximately $2,200,000) are expected to be funded by the Partnership from available cash. The Partnership expects that the remaining costs, of which a substantial portion has been allocated for tenant improvements, will be incurred in 1998 and 1999.

     In August 1997, the J.C. Penney store opened and commenced operations at the mall and the mall enhancement was completed.

     The construction loan bears an interest rate of 10% per annum and interest accrues on the funds from the date of the advance. The Partnership was not required to make any payments on the loan until the first month after the opening date of the new anchor store (in August
1997). The Partnership is required to make monthly interest only payments for five years on the total amount advanced under the loan plus any accrued, but unpaid interest from the construction period. Thereafter, for the remaining 5-year term of the loan, the Partnership will be required to make payments of both principal and interest based on a ten-year amortization schedule with the balance of unpaid principal due upon maturity. All rental amounts due from the tenant to the Partnership under the terms of the lease amendment will first be applied against these debt service payments with any monthly rental amounts owed by J.C. Penney in excess of the Partnership's monthly payment to be applied as a principal reduction of the loan. On September 1, 1997, the Partnership began paying interest on the loan. The rent owed for the period August 1 through September 1, 1997 to the Partnership was in excess of the required interest payment. Therefore, in accordance with the loan agreement, the excess rental payment was applied to principal (approximately $24,000). For the remainder of 1997, the monthly interest payments were in excess of the rents due, therefore no additional amounts have been applied to principal. As of December 31, 1997 approximately $334,000 of available loan proceeds remain. The Partnership was able to draw the remaining amount in the first quarter of 1998. Additionally, in September 1996, the Partnership escrowed $1,000,000 as required by the loan agreement. In March 1997, the Partnership (as the anchor store was 50% complete) was able to withdraw approximately $483,000 from the escrow account based on the achievement of completion points (as defined). All remaining escrowed funds plus accrued interest were withdrawn in the fourth quarter of 1997.

     Due to the J.C. Penney addition and related mall enhancement, the Partnership has capitalized $404,361 of the $869,228 of interest expense incurred by Bristol Mall for the year ended December 31, 1997. The balance of capitalized interest as of December 31, 1997 of $511,856 is reflected in properties held for sale or disposition in the accompanying consolidated financial statements.

     In July 1997, the Partnership sold a small outparcel at the Bristol Mall. The Partnership received proceeds from such sale of approximately $70,000.

     The Partnership expects to begin marketing the property for sale in 1998.


WACHOVIA BANK BUILDING AND PHILLIPS BUILDING

     The Partnership is currently marketing the remaining space (approximately 40% of the buildings vacated by Wachovia Bank at the expiration of one of their leases in December 1995) to prospective replacement tenants but has not been successful in its efforts due to the lack of large space users in this market. In the fourth quarter of 1996, Wachovia Bank notified the venture that it was exercising its option to extend a lease (approximately 117,000 square feet) until June 1998 upon the expiration of the current lease in December 1997. Beginning in the second quarter of 1997, the Wachovia bank approached the Partnership about leasing additional space. This resulted in the bank leasing approximately 82,000 square feet (approximately 9% of the buildings). These leases are scheduled to expire in June 1998 with the other lease as discussed above. In the first quarter of 1998, the Wachovia Bank notified the Partnership that it expects to vacate all, or substantially all of its space in the third and fourth quarters of 1998. Re-leasing the remaining space in the building or any additional extensions of the Wachovia Bank lease would likely require major renovation to the building as well as significant tenant improvements which, in turn, would be contingent upon the Partnership obtaining financing for these tenant replacement costs. Unless replacement tenants are secured on acceptable terms for the remaining space, it is unlikely that the Partnership will commit any additional funds to the property. This may result in the Partnership no longer having an ownership interest in the two office buildings. This action would result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. Additionally, the Partnership could be required to remit to the state tax authorities withholding for taxes due as a result of this action. This withholding amount is currently estimated to be approximately $500,000.

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

     The accompanying consolidated financial statements include approximately $2,536,000 of undistributed operating cash flow related to the Wachovia Building Associates. Absent the aforementioned default by the unaffiliated joint venture partner, such funds would be distributable to the Partnership and the unaffiliated joint venture partner in the amounts of approximately $1,610,000 and $926,000, respectively. These amounts may change depending upon the outcome of the negotiations of the payment schedule discussed above. In addition, in January 1997, the venture distributed approximately $2,773,000 and $2,112,000 to the Partnership and the venture partner, respectively. Such funds did not secure the venture partner's obligations discussed above and were related to pre-default events. Consequently, the venture could not offset such distributions against the venture partner's unfunded capital commitment.

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

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since the availability of satisfactory outside sources of capital may be limited given the portfolio's current debt levels. Due to these factors, the Partnership has held its remaining investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999 barring any unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in property held for sale or disposition and the related decrease in total investment property, net of accumulation depreciation as of December 31, 1997 as compared to December 31, 1996 is due to the classification of the Bristol Mall as assets held for sale or disposition at September 30, 1997.

     The increase in total investment properties, construction loan payable, and related decreases in cash and cash equivalents and escrow deposits as of December 31, 1997 as compared to December 31, 1996 is primarily due to the construction (substantially complete as of August 31, 1997) of the addition and related mall enhancement at the Bristol Mall. Additionally, the increase in construction loan payable is due to the addition of all accrued but unpaid interest on the loan when payment on the loan commenced on September 1, 1997.

     In the third quarter of 1997, the Partnership sold a small outparcel at the Bristol Mall. The Partnership received proceeds from such sale of approximately $70,000. The amount received was applied against the carrying value of the land. Therefore, there is no gain or loss related to the transaction recognized for financial reporting purposes.

     The increase in interest, rents and other receivables as of December 31, 1997 as compared to December 31, 1996 is primarily due to the timing of payments for rental recoveries at the Bristol Mall.

     The decrease in accounts payable as of December 31, 1997 as compared to December 31, 1996 is primarily due to the timing of payments for amounts related to the construction of the addition and related mall enhancement at the Bristol Mall.

     The decrease in accrued real estate taxes as of December 31, 1997 as compared to December 31, 1996 is primarily due to the timing of the payment of real estate taxes at the Wachovia Bank Building in 1997.

     The decrease in venture partner's subordinated equity in venture as of December 31, 1997 as compared to December 31, 1996 is primarily due to the distribution of approximately $2,112,000 of previously undistributed operating cash flow, related to the Wachovia Bank Building, to the venture partner in 1997. This amount is offset by the allocation of income earned in 1997 to the venture partner.

     The increase in rental income in 1997 as compared to 1996 is primarily due to the commencement of rental payments by J.C. Penney due to the opening of their store in 1997 at the Bristol Mall. This increase, and related increase in venture partner's share of venture's operations, is also due to an adjustment made every five years based on the consumer price index for a tenant at the Wachovia Bank Building and an increase in occupancy at the Wachovia Bank Building in 1997. The decrease in rental income and related decrease in venture partner's share of venture's operations in 1996 as compared to 1995 is primarily due to the Wachovia Bank vacating approximately 40% of the buildings at the expiration of their lease on December 31, 1995.

     The decrease in interest income for 1997 as compared to 1996 and 1996 as compared to 1995 is primarily due to the payment of costs related to the addition and mall enhancement at the Bristol Mall in 1997 and 1996 resulting in lower average cash balances available for temporary investment. Additionally, the decrease in interest income for 1997 as compared to 1996 is also due to the distribution of approximately $2,112,000 of previously undistributed cash flow related to the Wachovia Bank Building to the venture partner in 1997.

     The increase in mortgage and other interest for 1997 as compared to 1996 is due to the commencement of payment of interest on the construction note in August 1997. This amount is partially offset by the capitalization of interest of approximately $200,000 on certain construction costs incurred at the Bristol Mall in 1997. The decrease in interest expense for 1996 as compared to 1995 is due to the capitalization of interest of approximately $89,000 on certain construction costs in 1996.

     The decrease in depreciation for 1997 as compared to 1996 and 1996 as compared to 1995 is primarily due to the Bristol Mall being classified as held for sale at September 30, 1997 and the Wachovia Bank Building being classified as held for sale as of July 1, 1996 and therefore not subject to continued depreciation as of those dates.

     The increase in general and administrative costs for 1997 as compared to 1996 and 1995 is primarily due to an increase in costs for the use of independent third parties to perform certain administrative services for the Partnership.

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



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                                 INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1997 and 1996

Consolidated Statements of Operations, years ended December 31,
  1997, 1996 and 1995

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows, years ended December 31,
  1997, 1996 and 1995

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - V and consolidated venture at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated venture changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.







                                          KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1998


                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 1997 AND 1996

                                                   ASSETS
                                                   ------
                                                                            1997              1996
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $  5,407,496        9,717,478
  Interest, rents and other receivables . . . . . . . . . . . . . . .        365,405          273,553
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         62,341           62,341
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .          --           1,005,343
                                                                        ------------      -----------
          Total current assets. . . . . . . . . . . . . . . . . . . .      5,835,242       11,058,715
                                                                        ------------      -----------

Investment properties, at cost - Schedule III:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --             801,703
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . .          --          22,882,195
                                                                        ------------      -----------
                                                                               --          23,683,898
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . .          --          12,468,511
                                                                        ------------      -----------
          Total properties held for investment,
            net of accumulated depreciation . . . . . . . . . . . . .          --          11,215,387

  Property held for sale or disposition . . . . . . . . . . . . . . .     25,899,374        7,299,846
                                                                        ------------      -----------
          Total investment properties . . . . . . . . . . . . . . . .     25,899,374       18,515,233
                                                                        ------------      -----------
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .        310,960          346,713
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .        281,902          337,663
                                                                        ------------      -----------
                                                                        $ 32,327,478       30,258,324
                                                                        ============      ===========




                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE
                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------
                                                                            1997              1996
                                                                        ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .    $   820,940          749,993
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      2,241,272        2,607,242
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .        233,723          219,331
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .          --             480,208
  Other current liabilities . . . . . . . . . . . . . . . . . . . . .         54,915           52,026
                                                                        ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .      3,350,850        4,108,800
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .         23,489           24,668
Construction loan payable . . . . . . . . . . . . . . . . . . . . . .      4,513,743        1,262,281
Long-term debt, less current portion. . . . . . . . . . . . . . . . .     24,118,537       24,939,477
                                                                        ------------      -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .     32,006,619       30,335,226

Venture partner's subordinated equity in venture. . . . . . . . . . .     11,056,329       11,810,336

Partners' capital accounts (deficits):
  General partners:
     Capital contributions. . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
     Cumulative net earnings  . . . . . . . . . . . . . . . . . . . .      1,458,552        1,422,001
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .     (3,092,823)      (3,092,059)
                                                                        ------------      -----------
                                                                          (1,633,271)      (1,669,058)
                                                                        ------------      -----------
  Limited partners (38,505 interests):
     Capital contributions, net of offering costs . . . . . . . . . .     34,926,505       34,926,505
     Cumulative net earnings. . . . . . . . . . . . . . . . . . . . .     28,239,018       27,057,194
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .    (72,267,722)     (72,201,879)
                                                                        ------------      -----------
                                                                          (9,102,199)     (10,218,180)
                                                                        ------------      -----------
          Total partners' capital accounts (deficits) . . . . . . . .    (10,735,470)     (11,887,238)
                                                                        ------------      -----------
                                                                        $ 32,327,478       30,258,324
                                                                        ============      ===========


                        See accompanying notes to consolidated financial statements.

                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                           1997             1996            1995
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .    $ 10,104,269        9,389,612      10,654,795
  Interest income . . . . . . . . . . . . . . . . .         324,044          483,270         509,667
                                                       ------------     ------------    ------------
                                                         10,428,313        9,872,882      11,164,462
                                                       ------------     ------------    ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       2,341,216        2,298,677       2,443,259
  Depreciation  . . . . . . . . . . . . . . . . . .         293,017          603,457         876,676
  Property operating expenses . . . . . . . . . . .       4,969,750        4,870,418       4,981,631
  Professional services . . . . . . . . . . . . . .          83,018           90,511         103,296
  Amortization of deferred expenses . . . . . . . .          29,703           46,220          52,482
  General and administrative. . . . . . . . . . . .         134,606           99,825          63,376
                                                       ------------     ------------    ------------
                                                          7,851,310        8,009,108       8,520,720
                                                       ------------     ------------    ------------
                                                          2,577,003        1,863,774       2,643,742
Venture partner's share of venture's operations . .      (1,358,628)      (1,058,935)     (1,329,867)
                                                       ------------     ------------    ------------
          Net earnings (loss) . . . . . . . . . . .    $  1,218,375          804,839       1,313,875
                                                       ============     ============    ============
          Net earnings (loss) per limited
           partnership interest:. . . . . . . . . .    $      30.69            20.28           33.10
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

                                         JMB INCOME PROPERTIES, LTD. - V
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                 GENERAL PARTNERS                             LIMITED PARTNERS (38,505 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF        NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
              -------   ---------- -------------  -----------   -----------  ---------- ------------- -----------
Balance
 (deficits)
 December 31,
 1994 . . . .  $1,000    1,358,440   (3,089,066)  (1,729,626)   34,926,505   25,002,041  (72,099,460)(12,170,914)

Net earnings
 (loss) . . .    --         39,416        --          39,416         --       1,274,459        --      1,274,459
Cash distri-
 butions
 ($1.67 per
 limited
 partnership
 interest). .    --          --          (1,910)      (1,910)        --           --         (64,433)    (64,433)
               ------   ----------   ----------   ----------    ----------   ----------  -----------  ----------

Balance
 (deficits)
 December 31,
 1995 . . . .   1,000    1,397,856   (3,090,976)  (1,692,120)   34,926,505   26,276,500  (72,163,893)(10,960,888)

Net earnings
 (loss) . . .    --         24,145         --         24,145          --        780,694         --       780,694
Cash distri-
 butions
 ($.99 per
 limited
 partnership
 interest). .    --          --          (1,083)      (1,083)         --          --         (37,986)    (37,986)
               ------   ----------   ----------   ----------    ----------   ----------  -----------  ----------




                                         JMB INCOME PROPERTIES, LTD. - V
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                 GENERAL PARTNERS                             LIMITED PARTNERS (38,505 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF        NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
              -------   ---------- -------------  -----------   -----------  ---------- ------------- -----------
Balance
 (deficits)
 December 31,
 1996 . . . .   1,000    1,422,001   (3,092,059)  (1,669,058)   34,926,505   27,057,194  (72,201,879)(10,218,180)

Net earnings
 (loss) . . .    --         36,551        --          36,551         --       1,181,824        --      1,181,824
Cash distri-
 butions
 ($1.71 per
 limited
 partnership
 interest). .    --          --            (764)        (764)        --           --         (65,843)    (65,843)
               ------   ----------   ----------   ----------    ----------   ----------  -----------  ----------

Balance
 (deficits)
 December 31,
 1997 . . . .  $1,000    1,458,552   (3,092,823)  (1,633,271)   34,926,505   28,239,018  (72,267,722) (9,102,199)
               ======   ==========   ==========   ==========    ==========   ==========  ===========  ==========












                          See accompanying notes to consolidated financial statements.

                                         JMB INCOME PROPERTIES, LTD. - V
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            1997            1996             1995
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $ 1,218,375          804,839       1,313,875
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . .         293,017          603,457         876,676
    Amortization of deferred expenses . . . . . . .          29,703           46,220          52,482
    Venture partner's share of venture's operations       1,358,628        1,058,935       1,329,867
    Rental income applied to construction
      loan payable. . . . . . . . . . . . . . . . .         (23,561)           --              --
  Changes in:
    Interest, rents and other receivables . . . . .         (91,852)          10,134          60,947
    Prepaid expenses. . . . . . . . . . . . . . . .           --             (33,920)         32,497
    Accrued rents receivable. . . . . . . . . . . .          55,761           50,846         (11,293)
    Accounts payable. . . . . . . . . . . . . . . .          37,732          172,433         102,850
    Accrued interest. . . . . . . . . . . . . . . .         218,540           18,250          (3,134)
    Accrued real estate taxes . . . . . . . . . . .        (480,208)            (198)        480,406
    Tenant security deposits. . . . . . . . . . . .          (1,179)             752          10,900
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
           operating activities . . . . . . . . . .       2,614,956        2,731,748       4,246,073
                                                        -----------      -----------     -----------





                                         JMB INCOME PROPERTIES, LTD. - V
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1997            1996             1995
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
   of short-term investments. . . . . . . . . . . .           --               --          4,780,996
  Additions to investment properties, net of
   related payables . . . . . . . . . . . . . . . .      (8,147,986)      (3,262,550)       (199,920)
  Proceeds from sale of land parcel . . . . . . . .          70,015            --              --
  Escrow refunds (deposits), net. . . . . . . . . .       1,005,343       (1,005,343)          --
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
           investing activities . . . . . . . . . .      (7,072,628)      (4,267,893)      4,581,076
                                                        -----------      -----------     -----------
Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . .           --               --           (703,449)
  Cash proceeds from construction loan. . . . . . .       3,070,875        1,262,281           --
  Principal payments on long-term debt. . . . . . .        (749,993)        (736,841)       (678,292)
  Refund (payment) of deferred financing fees . . .           6,050         (288,010)          --
  Venture partner's contributions to venture. . . .         829,197          829,292         829,377
  Distributions to venture partner. . . . . . . . .      (2,941,832)        (909,013)       (935,264)
  Distributions to limited partners . . . . . . . .         (65,843)         (37,986)        (64,433)
  Distributions to general partners . . . . . . . .            (764)          (1,083)         (1,910)
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .         147,690          118,640      (1,553,971)
                                                        -----------      -----------     -----------
          Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . .      (4,309,982)      (1,417,505)      7,273,178

          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .       9,717,478       11,134,983       3,861,805
                                                        -----------      -----------     -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .     $ 5,407,496        9,717,478      11,134,983
                                                        ===========      ===========     ===========





                                         JMB INCOME PROPERTIES, LTD. - V
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1997            1996             1995
                                                        -----------      -----------     -----------
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest,
    net of capitalized interest . . . . . . . . . .     $ 2,175,263        2,280,427       2,446,393
                                                        ===========      ===========     ===========
  Non-cash investing and financing activities:
      Rental income applied to construction
        loan payable. . . . . . . . . . . . . . . .     $    23,561            --              --
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

                   DECEMBER 31, 1997, 1996 AND 1995



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

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned venture, Wachovia Building Associates ("Wachovia"). The effect of all transactions between the Partnership and the consolidated venture has been eliminated.

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

Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1997 and 1996 is summarized as follows:



                                                   1997                              1996
                                                  -------------------------------------------------------------
                                       GAAP BASIS        TAX BASIS        GAAP BASIS       TAX BASIS
                                                        (UNAUDITED)                       (UNAUDITED)
                                      ------------      -----------      ------------     ----------
Total assets. . . . . . . . . . . .    $32,327,478       26,888,750       30,258,324      25,589,663
Partners' capital
 accounts (deficits):
  General partners. . . . . . . . .     (1,633,271)      (1,046,400)      (1,669,058)     (1,095,608)
  Limited partners. . . . . . . . .     (9,102,199)       3,840,006      (10,218,180)      2,236,141
Net earnings (loss):
  General partners. . . . . . . . .         36,551           49,972           24,145          42,767
  Limited partners. . . . . . . . .      1,181,824        1,669,709          780,694       1,432,245
Net earnings (loss) per
  limited partnership
  interest. . . . . . . . . . . . .          30.69            43.36            20.28           37.20
                                       ===========      ===========      ===========      ==========


     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (38,505). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes.

     Certain reclassifications have been made to the 1995 and 1996 consolidated financial statements to conform with the 1997 presentation.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($5,002,899 and $9,350,444 at December 31, 1997 and 1996, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     The Partnership acquired, either directly or through joint ventures, two office building complexes and nine shopping centers. Nine properties have been sold or disposed of by the Partnership. The remaining two properties owned at December 31, 1997 were operating. The cost of the investment properties represents the total cost to the Partnership or its venture plus miscellaneous acquisition costs.

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1997, the Partnership and its consolidated venture have previously committed to plans to sell or dispose of all of their remaining investment properties. Accordingly, all consolidated properties have been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption.
The results of operations, net of venture partner's share for these properties were $3,120,851, $2,785,428 and $3,294,399 for the years ended December 31, 1997, 1996 and 1995, respectively. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. The adoption of SFAS 121 did not have any effect on the Partnership's liquidity.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. These standards became effective for reporting periods after December 15, 1997. As the Partnership's capital structure only has general and limited partnership interests, the Partnership will not experience any significant impact on its consolidated financial statements.

VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 1997 is a party to one operating joint venture agreement. Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the venture.

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

     The venture agreement provides for certain preferred return levels of annual cash flow to the Partnership and the venture partner with any remaining annual cash flow allocated, in general, 65% to the Partnership and 35% to the venture partner through December 1995. Subsequent to December 1995, all annual cash flow is distributable 65% and 35% to the Partnership and venture partner, respectively. For Federal income tax purposes and financial reporting purposes, profits and losses from operation are allocated 65% to the Partnership and 35% to the venture partner.

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

     The property is managed for a management fee calculated at 3-1/2% of the gross receipts of the property and a leasing fee of $50,000 per year. Payment of 1-1/2% of the 3-1/2% management fee is deferred (as required in the agreement with the venture partner) until the sale of the property and is subordinated to certain distributions of net sale and refinancing proceeds to the venture partner.

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

     The estimated cost of the construction of the anchor store, as well as the mall enhancement and certain anticipated tenant improvement costs is approximately $13,940,000, of which approximately $11,400,000 (including pre-development costs) has been funded as of December 31, 1997.

     The Partnership is utilizing a construction loan provided by J.C. Penney for certain construction costs up to $4,665,200, of which approximately $4,330,000 has been funded at December 31, 1997. The remaining costs not scheduled to be funded by the loan (approximately $2,200,000) are expected to be funded by the Partnership from available cash. The Partnership expects that the remaining costs, of which a substantial portion has been allocated for tenant improvements, will be incurred in 1998 and 1999.

     In August 1997, the J.C. Penney store opened and commenced operations at the mall, and the mall enhancement was completed.

     The construction loan bears an interest rate of 10% per annum and interest accrues on the funds from the date of the advance. The Partnership was not required to make any payments on the loan until the first month after the opening date of the new anchor store (in August
1997). The Partnership is required to make monthly interest only payments for five years on the total amount advanced under the loan plus any accrued, but unpaid interest from the construction period. Thereafter, for the remaining 5-year term of the loan, the Partnership will be required to make payments of both principal and interest based on a ten-year amortization schedule with the balance of unpaid principal due upon maturity. All rental amounts due from the tenant to the Partnership under the terms of the lease amendment will first be applied against these debt service payments with any monthly rental amounts owed by J.C. Penney in excess of the Partnership's monthly payment to be applied as a principal reduction of the loan. Additionally, the loan is secured by the JC Penney store. On September 1, 1997, the Partnership began paying interest on the loan. The rent owed for the period August 1 through September 1, 1997 to the Partnership was in excess of the required interest payment. Therefore, in accordance with the loan, the excess rental payment was applied to principal (approximately $24,000). For the remainder of 1997, the monthly interest payments were in excess of the rents due, and therefore, no additional amounts have been applied to principal. As of December 31, 1997 approximately $334,000 of available loan proceeds remain. The Partnership was able to draw the remaining amount in the first quarter of 1998. Additionally, in September 1996, the Partnership escrowed $1,000,000 as required by the loan. In March 1997, the Partnership (as the anchor store was 50% complete) was able to withdraw approximately $483,000 from the escrow account based on the achievement of completion points (as defined). All remaining escrowed funds plus accrued interest were withdrawn in the fourth quarter of 1997.

     Due to the J.C. Penney addition and related mall enhancement, the Partnership has capitalized $404,361 of the $869,228 of interest expense incurred by Bristol Mall for the twelve months ended December 31, 1997. The balance of capitalized interest as of December 31, 1997 of $511,858 is reflected in properties held for sale or disposition in the accompanying consolidated financial statements.

     In July 1997, the Partnership sold a small outparcel at the Bristol Mall. The Partnership received proceeds from such sale of approximately $70,000.


LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1997 and 1996:

                                           1997             1996
                                       -----------      -----------
9-1/4% mortgage note secured by
 two office buildings in
 Winston-Salem, North Carolina;
 payable in monthly installments
 of $181,640 (including interest)
 through October 31, 1996 when
 the remaining unpaid principal
 balance of $19,861,164 was
 modified.  The modified mortgage
 is payable in monthly installments
 of principal and interest (at 9.55%
 per annum) of $181,718 until
 November 1, 2001 when the remaining
 principal balance is due . . . . . .  $19,506,867      19,808,736

8-3/4% mortgage note, due
 February 2006, secured by a
 shopping center in Bristol,
 Virginia; payable in monthly
 installments of $78,750
 (including interest) . . . . . . . .    5,432,610       5,880,734
                                       -----------     -----------
     Total debt . . . . . . . . . . .   24,939,477      25,689,470
     Less current portion of
      long-term debt. . . . . . . . .     (820,940)       (749,993)
                                       -----------     -----------
     Total long-term debt . . . . . .  $24,118,537      24,939,477
                                       ===========     ===========

     Five-year maturities of long-term debt are summarized as follows:

               1998 . . . . . . . . . . .   $   820,940
               1999 . . . . . . . . . . .       898,612
               2000 . . . . . . . . . . .       983,647
               2001 . . . . . . . . . . .    19,043,301
               2002 . . . . . . . . . . .       692,968
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


LEASES - AS PROPERTY LESSOR

     At December 31, 1997, the Partnership and its consolidated venture's principal assets are one shopping center and one office building complex. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over the estimated useful lives. Leases with tenants range in term from one to thirty years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volumes. With respect to the Partnership's shopping center investment, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Costs and accumulated depreciation of the leased assets are summarized as follows at December 31, 1997:

       Office Building:
           Cost . . . . . . . . . . . . . . . . .   $13,332,279
           Accumulated depreciation . . . . . . .     6,005,412
                                                    -----------
                                                      7,326,867
       Shopping Center:
           Cost . . . . . . . . . . . . . . . . .    31,334,034
           Accumulated depreciation . . . . . . .    12,761,527
                                                    -----------
                                                     18,572,507
                                                    -----------
                                                    $25,899,374
                                                    ===========

     Minimum lease payments including amounts representing executory costs (e.g. taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating lease agreements, are as follows:

             1998 . . . . . . . . . . . . . . .  $ 5,040,965
             1999 . . . . . . . . . . . . . . .    3,558,505
             2000 . . . . . . . . . . . . . . .    3,130,022
             2001 . . . . . . . . . . . . . . .    2,635,527
             2002 . . . . . . . . . . . . . . .    1,073,090
             Thereafter . . . . . . . . . . . .    5,883,586
                                                 -----------
                Total . . . . . . . . . . . . .  $21,321,695
                                                 ===========

     Contingent rent (based on sales of property tenants) included in consolidated rental income was as follows for the years ended December 31, 1997, 1996 and 1995:

             1995 . . . . . . . . . . . . . . .    $280,375
             1996 . . . . . . . . . . . . . . .     250,431
             1997 . . . . . . . . . . . . . . .     291,852
                                                   ========

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1997 and for the years ended December 31, 1997, 1996 and 1995 are as follows:
                                                            UNPAID AT
                                                           DECEMBER 31,
                            1997       1996       1995        1997
                          --------   --------   --------   ------------
Property management
 and leasing fees . . . . $262,818    256,738    241,983     1,442,527
Insurance commissions . .   24,118     22,546     22,293         --
Reimbursement (at cost)
 for out-of-pocket
 expenses . . . . . . . .      203      1,257      6,463        --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary
 related expenses
 relating to on-site
 and other costs for
 the Partnership and
 its investment
 properties . . . . . . .  102,278     55,232     83,237        --
                          --------    -------   --------     ---------
                          $389,417    335,773    353,976     1,442,527
                          ========    =======   ========     =========

     All amounts deferred or currently payable to the General Partners and their affiliates do not bear interest. The General Partners and their affiliates have deferred receipt of property management and leasing fees pursuant to the venture agreement for the Wachovia Bank Building and Phillips Building. Prior to 1995, an affiliate of the Corporate General Partner provided management and leasing services. In December 1994, the affiliate sold all of its assets and assigned its interest in the management contracts, including the one for the Wachovia Bank Building and Phillips Building to an unaffiliated third party as discussed above. In connection with such assignment, an affiliate of the General Partners guaranteed payment to the unaffiliated third party the portion of the fees currently deferred due to the provision in the venture agreement for the Wachovia Bank Building and Phillips Building. Such amounts are deferred until the sale or disposition of the property and are subordinated to certain distributions of net sale and refinancing proceeds. As of December 31, 1997, the General Partners and their affiliates have deferred receipt of approximately $1,403,000 (approximately $35 per interest) of such fees. This amount is reflected in accounts payable in the accompanying consolidated financial statements.


                                                                                          SCHEDULE III
                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              DECEMBER 31, 1997



                                                    COSTS CAPITALIZED           GROSS AMOUNT AT WHICH
                          INITIAL COST                SUBSEQUENT TO               CARRIED AT CLOSE
                         TO PARTNERSHIP (A)            ACQUISITION                OF PERIOD (B)(C)
                        ------------------------- ---------------------------- -----------------------
                                      BUILDINGS                  BUILDINGS                 BUILDINGS
                                        AND                        AND                        AND
             ENCUMBRANCE    LAND     IMPROVEMENTS      LAND     IMPROVEMENTS       LAND   IMPROVEMENTS
             ----------- ----------- ------------  ---------------------------  ----------------------

OFFICE
BUILDING:

Winston-
 Salem,
 North
 Carolina
 (E). . . . .$19,506,867   1,949,914   21,281,279          --      (9,898,914)   1,949,914  11,382,365

SHOPPING
CENTER:

Bristol,
Virginia. . .  9,946,353     621,242   14,811,832        110,446   15,790,514      731,688  30,602,346
             -----------  ----------   ----------       --------   ----------    ---------  ----------
     Total. .$29,453,220   2,571,156   36,093,111        110,446    5,891,600    2,681,602  41,984,711
             ===========  ==========   ==========       ========   ==========    =========  ==========


                                                                                          SCHEDULE III
                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                                               LIFE ON WHICH
                                                                               DEPRECIATION
                                                                                IN LATEST
                                                                               STATEMENT OF       1997
                                  ACCUMULATED          DATE OF      DATE        OPERATIONS    REAL ESTATE
                     TOTAL       DEPRECIATION(D)    CONSTRUCTION  ACQUIRED     IS COMPUTED       TAXES
                 -------------  ----------------    ------------ ----------  ---------------   ----------

OFFICE
BUILDING:

Winston-
 Salem,
 North
 Carolina
 (E). . . . . . .  $13,332,279         6,005,412       1966/72      1/31/77       5-40 years     253,055

SHOPPING
CENTER:

Bristol,
Virginia. . . . .   31,334,034        12,761,527        1975        8/31/77       5-35 years     169,732
                   -----------        ----------                                                 -------
     Total. . . .  $44,666,313        18,766,939                                                 422,787
                   ===========        ==========                                                 =======

_______________
Notes:

     (A)  The initial cost to the Partnership represents the original purchase price of the properties.
     (B)  The aggregate cost of the above real estate at December 31, 1997 for Federal income tax purposes was approximately $59,431,000.

                                                                                          SCHEDULE III
                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


     (C)  Reconciliation of real estate owned:

                                                             1997            1996              1995
                                                         ------------    ------------     ------------

     Balance at beginning of period . . . . . . . . .    $ 36,989,156      32,689,890       32,489,970
     Additions during period. . . . . . . . . . . . .       7,677,157       4,299,266          199,920
                                                         ------------    ------------     ------------
     Balance at end of period . . . . . . . . . . . .    $ 44,666,313      36,989,156       32,689,890
                                                         ============    ============     ============

     (D)  Reconciliation of accumulated depreciation:

     Balance at beginning of period . . . . . . . . .    $ 18,473,923      17,870,466       16,993,790
     Depreciation expense . . . . . . . . . . . . . .         293,017         603,457          876,676
                                                         ------------    ------------     ------------

     Balance at end of period . . . . . . . . . . . .    $ 18,766,939      18,473,923       17,870,466
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

     There were no changes or disagreements with accountants during fiscal year 1997 and 1996.



                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation substantially all of the outstanding stock of which is owned directly or indirectly, by certain of its officers, directors, and members of their families and affiliates. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by Messrs. Neil G. Bluhm and Judd D. Malkin as the individual general partners of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 3, 1998. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 3, 1998. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and, JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships.

     Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB, including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 60) is an individual general partner of JMB Income-IV. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers.

     Neil G. Bluhm (age 60) is an individual general partner of JMB Income-IV. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Real Estate Fund I, L.P. and a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 59) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December of 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 56) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 64) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 51) has been associated with JMB since December, 1970 and served as an Executive Vice President for JMB until December, 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of USC, Inc., a trustee of Amli Residential Property Trust and a director for a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 48) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 50) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 45) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 49) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 62) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Managing General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is made to the Notes for a description of such transactions, distributions and allocations. In 1997, 1996 and 1995 cash distributions of $764, $1,083 and $1,910 were paid, respectively, to the General Partners.

     JMB Properties Company, an affiliate of the Managing General Partner, provided property management services to the Partnership for the Wachovia Bank Building and Phillips Building in Winston-Salem, North Carolina through the date of its sale in December, 1994 at fees calculated at 3-1/2% of gross income. JMB Retail Properties Company (renamed Urban Retail Properties Company as of March 15, 1995), an affiliate of the Managing General Partner, provides property management services to the Partnership for the Bristol Mall in Bristol, Virginia at fees calculated at 5% of gross income from the property. In 1997, such affiliates earned property
management and leasing fees amounting to $262,818.   As of December 31,
1997, management and leasing fees due to such affiliates in the amount of $1,442,527 remain unpaid. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event for a fee greater than 5% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner, earned and received insurance brokerage commissions in 1997 aggregating $24,118 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage involved.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1997, the Managing General Partner earned reimbursements for such out-of-pocket expenses in the amount of $102,481, all of which was paid as of December 31, 1997.

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

                             NAME OF                        AMOUNT AND NATURE
                             BENEFICIAL                     OF BENEFICIAL             PERCENT
TITLE OF CLASS               OWNER                          OWNERSHIP                 OF CLASS
--------------               ----------                     -----------------         --------
Limited Partnership          Liquidity Financial            2,601.84 Interests           6.76%
 Interests                   Corporation                    indirectly (as invest-
                             1900 Powell Street             ment manager or, through
                             Suite 730 Emeryville,          affiliated entities,
                             California 94608               general partner of 15
                                                            separate investment funds)

Limited Partnership          Equity Resources Group,        2,908.91 Interests            7.55%
 Interests                   Incorporated                   indirectly (1) (2)

                             Eggert Dagbjartsson            2,025.33 Interests
                             Incorporated                   indirectly (2)                5.26%
                             14 Story Street
                             Cambridge,
                             Massachusetts 02138


     (1) Includes (i) 459.75 Interests held by a partnership for which Equity Resources Group, Incorporated
("ERG") acts as a general partner and has reported that it has sole voting and investment power with respect to such Interests and (ii) 346.5 Interests held by partnerships for which ERG acts as one of the general partners and has reported that it has shared voting and investment power with respect to such Interests.

     (2) Includes 2,025.33 Interests held by a partnership for which Mr. Dagbjartsson and ERG act as the general partners and for which they have reported that they have shared voting and investment power with respect to such
Interests.

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

     No annual report for the fiscal year 1997 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                JMB INCOME PROPERTIES, LTD. - V

                By:     JMB Realty Corporation
                        Managing General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Managing General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 25, 1998

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 25, 1998

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 25, 1998

                        GLENN E. EMIG*
                By:     Glenn E. Emig, Chief Operating Officer
                Date:   March 25, 1998


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 25, 1998

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 25, 1998

                        STUART C. NATHAN*
                By:     Stuart C. Nathan,
                        Executive Vice President and Director
                Date:   March 25, 1998

                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Attorney-in-Fact
                Date:   March 25, 1998

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

3-B.      Amended and Restated Agreement
          of Limited Partnership                        Yes

4-A.      Refinancing loan documents
          related to the Wachovia Bank
          Building and Phillips Building                Yes

4-B.      Mortgage loan documents
          related to the Bristol Mall                   Yes

4-C.      Documents relating to the
          construction loan dated July 25,
          1996 secured by the Bristol Mall
          Shopping Center                               Yes

4-D.      Modification and extension
          documents related to the
          Wachovia Bank Building and
          Phillips Building                             Yes

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