Form 10-K405/A
period 1997-12-31
JMB INCOME PROPERTIES LTD V
filed 1998-04-29
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                             FORM 10-K405/A

                             AMENDMENT NO. 1


            Filed pursuant to Section 12, 13, or 15(d) of the
                     Securities Exchange Act of 1934



                     JMB INCOME PROPERTIES, LTD. - V
          -----------------------------------------------------
         (Exact name of registrant as specified in its charter)


                                            IRS Employer Identification

Commission File No. 0-8716                       No. 36-2897158


     The undersigned registrant hereby amends the following sections of its Report for the year ended December 31, 1997 on Form 10-K405 as set forth in the pages attached hereto:

                                PART III

        Item 12.  Security Ownership of Certain Beneficial Owners
                    and Management.  Pages 47 and 48.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   JMB INCOME PROPERTIES, LTD. - V

                                   By:  JMB Realty Corporation
                                        Managing General Partner



                                              GAILEN J. HULL
                                        By:   Gailen J. Hull
                                              Senior Vice President



Dated:  April 24, 1998

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  The following own, or may be deemed to own, beneficially more than 5% of the outstanding Interests of the Partnership.

                              NAME OF                        AMOUNT AND NATURE
                              BENEFICIAL                     OF BENEFICIAL              PERCENT
TITLE OF CLASS                OWNER                          OWNERSHIP                  OF CLASS
--------------                ----------                     -----------------          --------

(i)

Limited Partnership           Liquidity Fund X (1)           74 Interests               Less than
Interests                                                    directly (2)               1%

Limited Partnership           Liquidity Fund XI (1)          70 Interests               Less than
Interests                                                    directly (2)               1%

Limited Partnership           Liquidity Fund XIII (1)        40 Interests               Less than
Interests                                                    directly (2)               1%

Limited Partnership           Liquidity Fund XIV (1)         162 Interests              Less than
Interests                                                    directly (2)               1%

Limited Partnership           Liquidity Fund XV (1)          10 Interests               Less than
Interests                                                    directly (2)               1%

Limited Partnership           Liquidity Fund XVI (1)         95 Interests               Less than
Interests                                                    directly (2)               1%

Limited Partnership           Liquidity Fund High Yield      150 Interests              Less than
Interests                     Institutional Investors (1)    directly (2)               1%

Limited Partnership           Liquidity Fund 53 (1)          952.34 Interests           2.5%
Interests                                                    directly (2)

Limited Partnership           Liquidity Fund 54, L.P. (1)    25 Interests               Less than
Interests                                                    directly (2)               1%

Limited Partnership           Liquidity Fund Income-         356 Interests              Less than
Interests                     Growth '87 (1)                 directly (2)               1%

Limited Partnership           Liquidity Fund Income-         495 Interests              1.3%
Interests                     Growth '89 (1)                 directly (2)

Limited Partnership           Liquidity Fund 55 (1)          172.5 Interests            Less than
Interests                                                    directly (2)               1%





                              NAME OF                        AMOUNT AND NATURE
                              BENEFICIAL                     OF BENEFICIAL              PERCENT
TITLE OF CLASS                OWNER                          OWNERSHIP                  OF CLASS
--------------                ----------                     -----------------          --------

Limited Partnership           Liquidity Financial            2,601.84 Interests         6.8%
Interests                     Group, L.P. (1)                indirectly (3)

Limited Partnership           Liquidity Financial            2,601.84 Interests         6.8%
Interests                     Corporation (1)                indirectly (3)


     (1)  The address of each beneficial owner listed in this subsection (a)(i) is 1900 Powell Street, Suite 730,
Emeryville, California 94608.

     (2)  Voting and dispositive power is exercised on behalf of each entity referenced by this note (2) by its general partner, Liquidity Financial Group, L.P.  The general partner of Liquidity Financial Group, L.P. is
Liquidity Financial Corporation.  Because of their affiliations, all beneficial owners identified in this subsection (a)(i) may be deemed to be members of a group with shared voting and dispositive power with respect to the aggregate 2,601.84 Interests (6.8%) beneficially owned by them.  See note (3) of this subsection (a)(i).  The exercise of voting power with respect to any Interests is subject to the terms and conditions of the Partnership
Agreement of the Partnership.

     (3)  Includes the aggregate 2,601.84 Interests owned directly by the entities referenced by note (2) in this subsection (a)(i).  Liquidity Financial Group, L.P, is the general partner of each such entity and exercises voting and dispositive power on behalf of each such entity.  Liquidity Financial Corporation is the general partner of Liquidity Financial Group, L.P.  As such, Liquidity Financial Group, L.P. and Liquidity Financial
Corporation may be deemed to have shared voting and dispositive power with respect to the aggregate 2,601.84
Interests owned by such entities.  Reference is made to note (2) in this subsection (a)(i).




















                                                     47-A

                              NAME OF                        AMOUNT AND NATURE
                              BENEFICIAL                     OF BENEFICIAL              PERCENT
TITLE OF CLASS                OWNER                          OWNERSHIP                  OF CLASS
--------------                ----------                     -----------------          --------

(ii)

Limited Partnership           Equity Resource Bay            495.75 Interests           1.2%
Interests                     Fund Limited Partner-          directly
                              ship (1) (5)

Limited Partnership           Equity Resource                316.5 Interests            Less than
Interests                     Fund XV Limited                directly                   1%
                              Partnership (1) (5)

Limited Partnership           Equity Resource                30 Interests               Less than
Interests                     Fund XVI Limited               directly                   1%
                              Partnership (1) (5)

Limited Partnership           Equity Resource                2,025.33 Interests         5.3%
Interests                     Fund XVII Limited              directly
                              Partnership (1) (5)

Limited Partnership           Equity Resource                77.33 Interests            Less than
Interests                     Fund XXI Limited               directly                   1%
                              Partnership (1) (5)

Limited Partnership           Equity Resources Group,        2,831.58 Interests         7.4%
 Interests                    Incorporated (1) (5)           indirectly (2) (3)

Limited Partnership           Eggert Dagbjartsson            2,025.33 Interests
 Interests                    (1) (5)                        indirectly (3)             5.3%

Limited Partnership           Mark S. Thompson (1) (5)       346.5 Interests            Less than
 Interests                                                   indirectly (4)             1%


     (1)   The address of each beneficial owner listed in this subsection (a)(ii) is 14 Story Street, Cambridge,
Massachusetts 02138.

     (2)   Includes (x) 459.75 Interests owned by Equity Resource Bay Fund Limited Partnership for which Equity
Resources Group, Incorporated ("ERG") acts as general partner and has reported that it has sole voting and dispositive power with respect to such Interests and (y) an aggregate 346.5 Interests owned by Equity Resource
Fund XV Limited Partnership and Equity Resource Fund XVI Limited Partnership for which entities ERG and Mark S.
Thompson act as the general partners and have reported that they have shared voting and dispositive power with respect to such Interests.

                                                     47-B




     (3)   Includes 2,025.33 Interests owned by Equity Resource Fund XVII Limited Partnership for which Eggert
Dagbjartsson and ERG act as the general partners and have reported that they have shared voting and dispositive power with respect to such Interests.

     (4)   Includes the aggregate 346.5 Interests owned by Equity Resource Fund XV Limited Partnership and Equity
Resource Fund XVI Limited Partnership for which entities Mark S. Thompson and ERG act as general partners and have reported that they have shared voting and dispositive power with respect to such Interests.

     (5)   Because of their affiliation, all beneficial owners identified in this subsection (a)(ii) may be deemed to be members of a group with shared voting and dispositive power with respect to the aggregate 2,908.91 Interests
(7.6%) beneficially owned by them.  The exercise of voting power with respect to any Interests is subject to the terms and conditions of the Partnership Agreement of the Partnership.

     (b)  The Managing General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:



































                                                     47-C

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
