Form 10-Q
period 1998-03-31
JMB INCOME PROPERTIES LTD V
filed 1998-05-15
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549



                          FORM 10-Q



         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1998                       Commission file #0-8716




               JMB INCOME PROPERTIES, LTD. - V
   (Exact name of registrant as specified in its charter)




                Illinois       36-2897158
      (State of organization)(IRS Employer Identification No.)



  900 N. Michigan Ave., Chicago, IL60611
(Address of principal executive office)(Zip Code)




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

                      TABLE OF CONTENTS




PART I    FINANCIAL INFORMATION


Item 1.   Financial Statements. . . . . . . . . . .    3


Item 2.   Management's Discussion and
          Analysis of Financial Condition and
          Results of Operations . . . . . . . . . .   12



PART II   OTHER INFORMATION


Item 5.   Other Information . . . . . . . . . . . .   14


Item 6.   Exhibits and Reports on Form 8-K. . . . .   15

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                              JMB INCOME PROPERTIES, LTD. - V
                                  (A LIMITED PARTNERSHIP)
                                 AND CONSOLIDATED VENTURE

                                CONSOLIDATED BALANCE SHEETS

                           MARCH 31, 1998 AND DECEMBER 31, 1997

                                        (UNAUDITED)

                                          ASSETS
                                          ------
                                                               MARCH 31,   DECEMBER 31,
                                                                 1998         1997
                                                            ------------- ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . .   $  6,139,631    5,407,496
  Interest, rents and other receivables . . . . . . . . . .        371,269      365,405
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . .         24,936       62,341
                                                              ------------ ------------
        Total current assets. . . . . . . . . . . . . . . .      6,535,836    5,835,242
                                                              ------------ ------------

Properties held for sale or disposition . . . . . . . . . .     25,889,896   25,899,374

Deferred expenses . . . . . . . . . . . . . . . . . . . . .        300,519      310,960
Accrued rents receivable. . . . . . . . . . . . . . . . . .        269,850      281,902
                                                              ------------ ------------
                                                              $ 32,996,101   32,327,478
                                                              ============ ============





                              JMB INCOME PROPERTIES, LTD. - V
                                  (A LIMITED PARTNERSHIP)
                                 AND CONSOLIDATED VENTURE
                          CONSOLIDATED BALANCE SHEETS - CONTINUED

                   LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                   -----------------------------------------------------

                                                                MARCH 31,  DECEMBER 31,
                                                                  1998        1997
                                                             ------------- ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . .   $    840,404      820,940
  Accounts payable. . . . . . . . . . . . . . . . . . . . .      1,761,752    2,296,187
  Accrued interest. . . . . . . . . . . . . . . . . . . . .        234,298      233,723
  Accrued real estate taxes . . . . . . . . . . . . . . . .        104,393        --
                                                              ------------ ------------
        Total current liabilities . . . . . . . . . . . . .      2,940,847    3,350,850

Tenant security deposits. . . . . . . . . . . . . . . . . .         25,489       23,489
Construction loan payable . . . . . . . . . . . . . . . . .      4,845,788    4,513,743
Long-term debt, less current portion. . . . . . . . . . . .     23,900,742   24,118,537
                                                              ------------ ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . .     31,712,866   32,006,619

Venture partner's subordinated equity in venture. . . . . .     11,497,508   11,056,329

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net earnings (loss). . . . . . . . . . . . .      1,474,188    1,458,552
    Cumulative cash distributions . . . . . . . . . . . . .     (3,092,823)  (3,092,823)
                                                              ------------ ------------
                                                                (1,617,635)  (1,633,271)
                                                              ------------ ------------
  Limited partners (38,505 interests):
    Capital contributions, net of offering costs. . . . . .     34,926,505   34,926,505
    Cumulative net earnings (loss). . . . . . . . . . . . .     28,744,579   28,239,018
    Cumulative cash distributions . . . . . . . . . . . . .    (72,267,722) (72,267,722)
                                                              ------------ ------------
                                                                (8,596,638)  (9,102,199)
                                                              ------------ ------------
        Total partners' capital accounts (deficits) . . . .    (10,214,273) (10,735,470)
                                                              ------------ ------------
                                                              $ 32,996,101   32,327,478
                                                              ============ ============

               See accompanying notes to consolidated financial statements.

                              JMB INCOME PROPERTIES, LTD. - V
                                  (A LIMITED PARTNERSHIP)
                                 AND CONSOLIDATED VENTURE

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                        (UNAUDITED)



                                                                   1998          1997
                                                               ------------  -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . $ 2,964,522    2,317,985
  Interest income . . . . . . . . . . . . . . . . . . . . . . .      61,695      103,380
                                                                -----------   ----------
                                                                  3,026,217    2,421,365
                                                                -----------   ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . .     702,326      539,068
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . .       --          80,822
  Property operating expenses . . . . . . . . . . . . . . . . .   1,272,989    1,057,678
  Professional services . . . . . . . . . . . . . . . . . . . .      44,138       29,058
  Amortization of deferred expenses . . . . . . . . . . . . . .      10,441        5,272
  General and administrative. . . . . . . . . . . . . . . . . .      33,665       26,909
                                                                -----------   ----------
                                                                  2,063,559    1,738,807
                                                                -----------   ----------
                                                                    962,658      682,558

Venture partner's share of
  venture's operations. . . . . . . . . . . . . . . . . . . . .    (441,461)    (275,037)
                                                                -----------   ----------
       Net earnings (loss). . . . . . . . . . . . . . . . . . . $   521,197      407,521
                                                                ===========   ==========
       Net earnings (loss) per
         limited partnership interest . . . . . . . . . . . . . $     13.13        10.27
                                                                ===========   ==========
       Cash distributions per
         limited partnership
         interest . . . . . . . . . . . . . . . . . . . . . . . $    --            --
                                                                ===========   ==========

               See accompanying notes to consolidated financial statements.

                              JMB INCOME PROPERTIES, LTD. - V
                                  (A LIMITED PARTNERSHIP)
                                 AND CONSOLIDATED VENTURE

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                        THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                        (UNAUDITED)
                                                                   1998          1997
                                                               ------------ ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . .$    521,197      407,521
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . .       --          80,822
    Amortization of deferred expenses . . . . . . . . . . . . .      10,441        5,272
    Venture partner's share of venture's operations . . . . . .     441,461      275,037
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . .      (5,864)     (65,782)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . .      37,405       36,366
    Accrued rents receivable. . . . . . . . . . . . . . . . . .      12,052       11,838
    Accounts payable. . . . . . . . . . . . . . . . . . . . . .     101,468   (1,099,210)
    Accrued interest  . . . . . . . . . . . . . . . . . . . . .         575       50,065
    Accrued real estate taxes . . . . . . . . . . . . . . . . .     104,393     (312,554)
    Tenant security deposits. . . . . . . . . . . . . . . . . .       2,000        --
                                                               ------------  -----------
          Net cash provided by (used in) operating activities .   1,225,128     (610,625)

Cash flows from investing activities:
  Additions to investment properties, net of related payables .    (626,425)  (1,239,485)
  Escrow refunds. . . . . . . . . . . . . . . . . . . . . . . .       --         468,525
                                                               ------------  -----------
          Net cash provided by (used in) investing activities .    (626,425)    (770,960)
                                                               ------------  -----------
Cash flows from financing activities:
  Cash proceeds from construction loan. . . . . . . . . . . . .     332,045    1,939,828
  Principal payments on long-term debt. . . . . . . . . . . . .    (198,331)    (181,192)
  Refund of deferred financing fees . . . . . . . . . . . . . .       --           6,051
  Venture partner's contributions to venture. . . . . . . . . .     207,284      207,308
  Distributions to venture partners . . . . . . . . . . . . . .    (207,566)  (2,319,135)
                                                               ------------  -----------
          Net cash provided by (used in) financing activities .     133,432     (347,140)
                                                               ------------  -----------





                              JMB INCOME PROPERTIES, LTD. - V
                                  (A LIMITED PARTNERSHIP)
                                 AND CONSOLIDATED VENTURE

                     CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                    1998          1997
                                                               ------------ ------------

          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . . . . . . . .     732,135   (1,728,725)
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . . . . . . . .   5,407,496    9,717,478
                                                               ------------  -----------

          Cash and cash equivalents,
            end of period . . . . . . . . . . . . . . . . . . .$  6,139,631    7,988,753
                                                               ============  ===========

Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest,
      net of capitalized interest . . . . . . . . . . . . . .  $    701,751      540,438
                                                               ============  ===========
    Non-cash investing and financing activities . . . . . . . .$      --           --
                                                               ============  ===========





















               See accompanying notes to consolidated financial statements.

               JMB INCOME PROPERTIES, LTD. - V
                   (A LIMITED PARTNERSHIP)
                  AND CONSOLIDATED VENTURE

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   MARCH 31, 1998 AND 1997

                         (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1997 which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. The Partnership has concluded that it may dispose of a property by no longer funding operating deficits or debt service requirements thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of March 31, 1998, the Partnership and its consolidated venture have or have previously committed to plans to sell or dispose of both of their remaining investment properties. Accordingly, both consolidated properties have been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The results of operations, net of venture partners' share, for these properties were $1,036,861 and $878,342, respectively, for the three months ended March 31, 1998 and 1997.

     Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 were as follows:

                                                Unpaid at
                                                March 31,
                             1998       1997      1998
                           --------   ------- -------------
Property management
 and leasing fees . . . . $  73,002    64,187    1,471,069
Reimbursement (at cost) for
 out-of-pocket expenses .        69        38        --
                           --------   -------    ---------
                           $ 73,071    64,225    1,471,069
                           ========   =======    =========

     All amounts deferred or currently payable to the General Partners and their affiliates do not bear interest. The General Partners and their affiliates have deferred receipt of property management and leasing fees pursuant to the venture agreement for the Wachovia Bank Building and Phillips Building. Prior to 1995, an affiliate of the Managing General Partner provided management and leasing services. In December 1994, the affiliate sold all of its assets and assigned its interest in the management contracts, including the one for the Wachovia Bank Building and Phillips Building to an unaffiliated third party. In connection with such sale, an affiliate of the General Partners guaranteed payment to the unaffiliated third party of the portion of the fees currently deferred as discussed above. Such amounts are deferred until the sale or disposition of the property and are subordinated to certain distributions of net sale and refinancing proceeds. As of March 31, 1998, the General Partners and their affiliates have deferred receipt of approximately $1,432,000 (approximately $36 per interest) of such fees. This amount is reflected in accounts payable in the accompanying consolidated financial statements.

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

     The estimated cost of the construction of the anchor store, as well as the mall enhancement and certain anticipated tenant improvement costs is approximately $13,940,000, of which approximately $12,040,000 (including pre-development costs) has been funded as of March 31, 1998. The remaining costs (approximately $1,900,000) which have been allocated for tenant improvements are expected to be funded by the Partnership from available cash. The Partnership expects these costs will be incurred in 1998 and 1999.

     The Partnership was utilizing a construction loan provided by J.C. Penney for certain construction costs up to $4,665,200, which was fully funded at March 31, 1998.

     In August 1997, the J.C. Penney store opened and commenced operations at the mall and the mall enhancement was completed.

     The construction loan bears an interest rate of 10% per annum and interest accrues on the funds from the date of the advance. The Partnership was not required to make any payments on the loan until the first month after the opening date of the new anchor store (in August
1997). The Partnership is required to make monthly interest only payments for five years on the total amount advanced under the loan plus any accrued, but unpaid interest from the construction period. Thereafter, for the remaining 5-year term of the loan, the Partnership will be required to make payments of both principal and interest based on a ten-year amortization schedule with the balance of unpaid principal due upon maturity. All rental amounts due from the tenant to the Partnership under the terms of the lease amendment will first be applied against these debt service payments with any monthly rental amounts owed by J.C. Penney in excess of the Partnership's monthly payment to be applied as a principal reduction of the loan. On September 1, 1997, the Partnership began paying interest on the loan. The rent owed for the period August 1 through September 1, 1997 to the Partnership was in excess of the required interest payment. Therefore, in accordance with the loan agreement, the excess rental payment was applied to principal (approximately $24,000). For the remainder of 1997 and through March 31, 1998, the monthly interest payments were in excess of the rents due, therefore no additional amounts have been applied to principal. Additionally, in September 1996, the Partnership escrowed $1,000,000 as required by the loan agreement. In March 1997, the Partnership (as the anchor store was 50% complete) was able to withdraw approximately $483,000 from the escrow account based on the achievement of completion points (as defined). All remaining escrowed funds plus accrued interest were withdrawn in the fourth quarter of 1997.

     Due to the J.C. Penney addition and related mall enhancement, the Partnership had capitalized $111,211 of the $178,499 of interest expense incurred by Bristol Mall for the three months ended March 31, 1997.

     The Partnership is exploring the possibility of pre-paying a portion of the construction loan discussed above. Pursuant to the loan agreement, the Partnership can repay all or any portion of the loan at any time without penalty. The Partnership currently anticipates pre-paying $2,000,000 in the second quarter of 1998. However, there can be no assurance that such payment will be made.

     As the Partnership had committed to a plan to sell or dispose of the property, Bristol Mall was classified as held for sale or disposition as of September 30, 1997, and therefore has not been subject to continued depreciation beyond such date. The Partnership has recently begun marketing the property for sale. However, there can be no assurance that a sale will be consummated.

WACHOVIA BANK BUILDING AND PHILLIPS BUILDING

     The Partnership is currently marketing the remaining space (approximately 40% of the buildings vacated by Wachovia Bank at the expiration of one of their leases in December 1995) to prospective replacement tenants but has not been successful in its efforts due to the lack of large space users in this market. In the fourth quarter of 1996, Wachovia Bank notified the venture that it was exercising its option to extend one of its leases (for approximately 117,000 square feet) until June 1998 upon the expiration of the current lease in December 1997. Beginning in the second quarter of 1997, the Wachovia bank approached the Partnership about leasing additional space. This resulted in the bank leasing approximately 86,000 square feet (approximately 10% of the buildings). These leases are scheduled to expire in June 1998 with the other lease as discussed above. In the first quarter of 1998, the Wachovia Bank notified the Partnership that it expects to vacate all, or substantially all of its space in the third and fourth quarters of 1998.

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

     The accompanying consolidated financial statements include approximately $3,260,000 of undistributed operating cash flow related to the Wachovia Building Associates. Absent the aforementioned default by the unaffiliated joint venture partner, such funds would be distributable to the Partnership and the unaffiliated joint venture partner in the amounts of approximately $2,069,000 and $1,191,000, respectively. These amounts may change depending upon the outcome of the negotiations of the payment schedule discussed above. In addition, in January 1997, the venture distributed approximately $2,773,000 and $2,112,000 to the Partnership and the venture partner, respectively. Such funds did not secure the venture partner's obligations discussed above and were related to pre-default events. Consequently, the venture could not offset such distributions against the venture partner's unfunded capital commitment.

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1998 and for the three months ended March 31, 1998 and 1997.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     During 1997 and 1998, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at prices ranging from between $140 and $160 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Certain of such offers have expired. As of the date of this report, the Partnership is aware that 14.32% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to these and any additional potential tender offers for Interests.

     At March 31, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $6,140,000. Such funds are available for distributions to partners, potentially including the unaffiliated venture partner in the Wachovia Venture, and for working capital requirements and capital improvements at Bristol Mall. The Partnership is also exploring the possibility of pre-paying a portion of the J.C. Penney construction loan. The Partnership currently anticipates prepaying $2,000,000 in the second quarter of 1998. However, there can be no assurance that such payment will be made.

     The General Partners and their affiliates have deferred payment of certain fees of approximately $1,432,000 (approximately $36 per interest) as of March 31, 1998 pursuant to the venture agreement for the Wachovia Bank Building and Phillips Building. However, it is unlikely that the General Partners and their affiliates will be reimbursed for such fees.

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

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at March 31, 1998 as compared to December 31, 1997 is primarily due to the Partnership retaining cash generated from operations of the investment properties for requirements of the Partnership as discussed above.

     The decrease in accounts payable as of March 31, 1998 as compared to December 31, 1997 is primarily due to the timing of payments for amounts related to the construction of the addition and related mall enhancements at the Bristol Mall.

     The increase in accrued real estate taxes as of March 31, 1998 as compared to December 31, 1997 is primarily due to the timing of payment of real estate taxes at the Bristol Mall and Wachovia Bank Building.

     The increase in rental income for the three months ended March 31, 1998 as compared to the same period in 1997 is primarily due to the opening of the J.C. Penney store in August 1997 and an increase in charges to tenants due to an increase in operating expenses at the Bristol Mall. This increase and related increase in venture partner's share of venture's operations is also due to an adjustment made to the base rent of a tenant at the Wachovia Bank Building in the third quarter of 1997 based on the consumer price index and an increase in occupancy at the Wachovia Bank Building.

     The decrease in interest income for the three months ended March 31, 1998 as compared to the same period in 1997 is primarily due to a lower average cash balance as the result of payment of costs related to the addition and related mall enhancement at the Bristol Mall and the distribution of approximately $2,112,000 of previously undistributed cash flow related to the Wachovia Bank Building to the venture partner in 1997.

     The increase in mortgage and other interest for the three months ended March 31, 1998 as compared to the same period in 1997 is primarily due to the commencement of payment of interest on the construction note in August 1997. Additionally, the increase is also due to the Partnership no longer capitalizing interest on the mortgage loan at the Bristol Mall as the project is complete.

     The decrease in depreciation for the three months ended March 31, 1998 as compared to the same period in 1997 is primarily due the Bristol Mall being classified as held for sale as of September 30, 1997 and therefore not subject to continued depreciation.

     The increase in property operating expenses for the three months ended March 31, 1998 as compared to the same period in 1997 is primarily due to an increase in salary and certain maintenance costs due to the addition and related mall enhancement and an increase in snow removal costs as a result of an unusually harsh winter at the Bristol Mall.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                         OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1998:

                                         1997                        1998
                      --------------------------------------------------------------------
                               At      At       At       At     At     At     At     At
                              3/31    6/30     9/30    12/31   3/31   6/30   9/30  12/31
                              ----    ----     ----    -----   ----   ----  -----  -----
1.  Wachovia Bank Building and
     Phillips Building
      Winston-Salem,
      North Carolina. . . .    63%     65%      70%      72%    73%

2.  Bristol Mall
     Bristol, Virginia. . .    85%     84%      89%      89%    88%





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


              JMB INCOME PROPERTIES, LTD. - V

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Senior Vice President
                   Date:May 13, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Principal Accounting Officer
                   Date:May 13, 1998