Form 10-Q
period 1998-09-30
JMB INCOME PROPERTIES LTD V
filed 1998-11-13
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1998                             Commission file #0-8716




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

                                        CONSOLIDATED BALANCE SHEETS

                                 SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                              1998           1997
                                                                         -------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  5,611,673      5,407,496
  Interest, rents and other receivables . . . . . . . . . . . . . . .           186,826        365,405
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .            94,806         62,341
                                                                           ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . .         5,893,305      5,835,242
                                                                           ------------   ------------

Properties held for sale or disposition . . . . . . . . . . . . . . .        25,933,668     25,899,374

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .           279,637        310,960
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .           236,065        281,902
                                                                           ------------   ------------
                                                                           $ 32,342,675     32,327,478
                                                                           ============   ============





                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                               1998          1997
                                                                          -------------   ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $    878,529        820,940
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         1,714,425      2,296,187
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .           213,831        233,723
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .           313,178          --
                                                                           ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . .         3,119,963      3,350,850

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .            22,421         23,489
Construction loan payable . . . . . . . . . . . . . . . . . . . . . .         2,829,369      4,513,743
Long-term debt, less current portion. . . . . . . . . . . . . . . . .        23,452,251     24,118,537
                                                                           ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .        29,424,004     32,006,619

Venture partner's subordinated equity in venture. . . . . . . . . . .        12,257,617     11,056,329

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .         1,500,448      1,458,552
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (3,092,823)    (3,092,823)
                                                                           ------------   ------------
                                                                             (1,591,375)    (1,633,271)
                                                                           ------------   ------------
  Limited partners (38,505 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .        34,926,505     34,926,505
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .        29,593,646     28,239,018
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (72,267,722)   (72,267,722)
                                                                           ------------   ------------
                                                                             (7,747,571)    (9,102,199)
                                                                           ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . .        (9,338,946)   (10,735,470)
                                                                           ------------   ------------
                                                                           $ 32,342,675     32,327,478
                                                                           ============   ============

                       See accompanying notes to consolidated financial statements.

                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                (UNAUDITED)


                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30                 SEPTEMBER 30
                                                 --------------------------  --------------------------
                                                      1998          1997          1998          1997
                                                  -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .   $ 2,479,674     2,645,636     8,317,531     7,164,231
  Interest income . . . . . . . . . . . . . . .        64,327        70,019       197,870       258,703
                                                  -----------    ----------    ----------    ----------
                                                    2,544,001     2,715,655     8,515,401     7,422,934
                                                  -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . .       644,853       603,764     2,047,013     1,639,677
  Depreciation. . . . . . . . . . . . . . . . .         --          128,593         --          290,261
  Property operating expenses . . . . . . . . .     1,209,383     1,407,501     3,694,453     3,772,483
  Professional services . . . . . . . . . . . .         --            4,375        45,613        55,002
  Amortization of deferred expenses . . . . . .        10,441         8,718        31,323        19,261
  General and administrative. . . . . . . . . .        31,464        27,627        98,321        96,844
                                                  -----------    ----------    ----------    ----------
                                                    1,896,141     2,180,578     5,916,723     5,873,528
                                                  -----------    ----------    ----------    ----------
                                                      647,860       535,077     2,598,678     1,549,406
Venture partner's share of
  venture's operations. . . . . . . . . . . . .      (307,909)     (373,814)   (1,202,154)     (916,554)
                                                  -----------    ----------    ----------    ----------
       Net earnings (loss). . . . . . . . . . .   $   339,951       161,263     1,396,524       632,852
                                                  ===========    ==========    ==========    ==========
       Net earnings (loss) per
         limited partnership interest . . . . .   $      8.56          4.06         35.18         15.94
                                                  ===========    ==========    ==========    ==========
       Cash distributions per limited
         partnership interest . . . . . . . . .   $     --            --            --            --
                                                  ===========    ==========    ==========    ==========


                       See accompanying notes to consolidated financial statements.

                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                (UNAUDITED)
                                                                                1998            1997
                                                                            ------------   ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $  1,396,524        632,852
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           290,261
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       31,323         19,261
    Venture partner's share of venture's operations . . . . . . . . . . . .    1,202,154        916,554
    Rental income applied to construction loan payable. . . . . . . . . . .      (16,419)       (23,561)
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .      178,579         61,843
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (32,465)       (41,420)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           (23,838)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       45,837         32,966
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       54,141        128,196
    Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (19,892)       218,752
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      313,178         22,753
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (1,068)        (1,179)
                                                                            ------------    -----------
          Net cash provided by (used in) operating activities . . . . . . .    3,151,892      2,233,440

Cash flows from investing activities:
  Additions to investment properties, net of related payables . . . . . . .     (670,197)    (7,760,487)
  Proceeds from sale of land parcel . . . . . . . . . . . . . . . . . . . .        --            70,015
  Escrow refunds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           482,600
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .     (670,197)    (7,207,872)
                                                                            ------------    -----------
Cash flows from financing activities:
  Cash proceeds from construction loan. . . . . . . . . . . . . . . . . . .      332,045      3,070,874
  Principal payments on construction loan . . . . . . . . . . . . . . . . .   (2,000,000)         --
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (608,697)      (556,092)
  Refund of deferred financing fees . . . . . . . . . . . . . . . . . . . .        --             6,051
  Venture partner's contributions to venture. . . . . . . . . . . . . . . .      621,831        621,907
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .     (622,697)    (2,734,266)
                                                                            ------------    -----------
          Net cash provided by (used in) financing activities . . . . . . .   (2,277,518)       408,474
                                                                            ------------    -----------





                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                 1998            1997
                                                                            ------------   ------------

          Net increase (decrease) in cash and cash equivalents. . . . . . .      204,177     (4,565,958)
          Cash and cash equivalents, beginning of year. . . . . . . . . . .    5,407,496      9,717,478
                                                                            ------------    -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . . $  5,611,673      5,151,520
                                                                            ============    ===========

Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest,
      net of capitalized interest . . . . . . . . . . . . . . . . . . .     $  1,735,516      1,606,266
                                                                            ============    ===========
    Non-cash investing and financing activities:
      Rental income applied to construction loan payable. . . . . . . . . . $     16,419         23,561
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

                      SEPTEMBER 30, 1998 AND 1997

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. The Partnership has concluded that it may dispose of a property by no longer funding operating deficits or debt service requirements thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of September 30, 1998, the Partnership and its consolidated ventures have previously committed to plans to sell or dispose of both of their remaining investment properties. Accordingly, both consolidated properties have been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The results of operations, net of venture partners' share, for these properties were $2,860,091 and $2,031,495, respectively, for the nine months ended September 30, 1998 and 1997.

     Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 were as follows:

                                                          Unpaid at
                                                        September 30,
                                   1998        1997         1998
                                 --------    -------    -------------
Property management
 and leasing fees . . . . . .    $235,704    194,563      1,526,668
Insurance commissions . . . .      32,882     24,119          --
Reimbursement (at cost) for
 out-of-pocket expenses . . .       3,470      2,075          --
                                 --------    -------      ---------
                                 $272,056    220,757      1,526,668
                                 ========    =======      =========

     All amounts deferred or currently payable to the General Partners and their affiliates do not bear interest. The General Partners and their affiliates have deferred receipt of property management and leasing fees pursuant to the venture agreement for the Wachovia Bank Building and Phillips Building. Prior to 1995, an affiliate of the Managing General Partner provided management and leasing services. In December 1994, the affiliate sold all of its assets and assigned its interest in the management contracts, including the one for the Wachovia Bank Building and Phillips Building to an unaffiliated third party. In connection with such sale, an affiliate of the General Partners guaranteed payment to the unaffiliated third party of the portion of the fees currently deferred as discussed above. Such amounts are deferred until the sale or disposition of the property and are subordinated to certain distributions of net sale and refinancing proceeds. As of September 30, 1998, the General Partners and their affiliates have deferred receipt of approximately $1,488,000 (approximately $37 per interest) of such fees. This amount is reflected in accounts payable in the accompanying consolidated financial statements.

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

     The estimated cost of the construction of the anchor store, as well as the mall enhancement and certain anticipated tenant improvement costs is approximately $13,940,000, of which approximately $12,080,000 (including pre-development costs) has been funded as of September 30, 1998. The remaining costs (approximately $1,860,000) which have been allocated for tenant improvements are expected to be funded by the Partnership from available cash. The Partnership expects these costs will be incurred in 1998 and 1999 if a sale of the property, as discussed below, is not consummated.

     The Partnership was utilizing a construction loan provided by J.C. Penney for certain construction costs up to $4,665,200, which was fully funded at March 31, 1998.

     In August 1997, the J.C. Penney store opened and commenced operations at the mall and the mall enhancement was completed.

     The construction loan bears an interest rate of 10% per annum and interest accrues on the funds from the date of the advance. The Partnership was not required to make any payments on the loan until the first month after the opening date of the new anchor store (in August
1997). The Partnership is required to make monthly interest only payments for five years on the total amount advanced under the loan plus any accrued, but unpaid interest from the construction period. Thereafter, for the remaining 5-year term of the loan, the Partnership will be required to make payments of both principal and interest based on a ten-year amortization schedule with the balance of unpaid principal due upon maturity. All rental amounts due from the tenant to the Partnership under the terms of the lease amendment will first be applied against these debt service payments with any monthly rental amounts owed by J.C. Penney in excess of the Partnership's monthly payment to be applied as a principal reduction of the loan. On September 1, 1997, the Partnership began paying interest on the loan. The rent owed for the period August 1 through September 1, 1997 to the Partnership was in excess of the required interest payment. Therefore, in accordance with the loan agreement, the excess rental payment was applied to principal (approximately $24,000). For the remainder of 1997 and through July 31, 1998, the monthly interest payments were in excess of the rents due, therefore no additional amounts had been applied to principal. However, as a result of the repayment of a portion of the construction loan discussed below, beginning with the August 1st payment monthly rents due are in excess of the monthly interest. As of September 30, 1998 approximately $16,500 has been applied to principal during 1998. Additionally, the Partnership believes that approximately $26,500 will be applied to principal in the remainder of 1998. Additionally, in September 1996, the Partnership escrowed $1,000,000 as required by the loan agreement. In March 1997, the Partnership (as the anchor store was 50% complete) was able to withdraw approximately $483,000 from the escrow account based on the achievement of completion points (as defined). All remaining escrowed funds plus accrued interest were withdrawn in the fourth quarter of 1997.

     Due to the J.C. Penney addition and related mall enhancement, the Partnership had capitalized $404,511 of the $634,191 of interest expense incurred by Bristol Mall for the three months ended September 30, 1997.

     Pursuant to the loan agreement, the Partnership can repay all or any portion of the construction loan discussed above at any time without penalty. The Partnership repaid $2,000,000 in the second quarter of 1998.

     As the Partnership had committed to a plan to sell or dispose of the property, Bristol Mall was classified as held for sale or disposition as of September 30, 1997, and therefore has not been subject to continued depreciation beyond such date. The Partnership is marketing the property for sale. The Partnership is currently negotiating a contract to sell the property to an unaffiliated third party. However, there can be no assurance that such contract will be finalized and a sale of the property will be consummated.

WACHOVIA BANK BUILDING AND PHILLIPS BUILDING

     The Partnership is currently marketing the remaining space (approximately 40% of the buildings vacated by Wachovia Bank at the expiration of one of their leases in December 1995) to prospective replacement tenants but has not been successful in its efforts due to the lack of large space users in this market. In the fourth quarter of 1996, Wachovia Bank notified the venture that it was exercising its option to extend one of its leases (for approximately 117,000 square feet) until June 1998 upon the expiration of the current lease in December 1997. Beginning in the second quarter of 1997, the Wachovia bank approached the Partnership about leasing additional space. This resulted in the bank leasing approximately 87,000 square feet (approximately 10% of the buildings). These leases expired in June 1998 with the other lease as discussed above. Since June 30, 1998, Wachovia Bank has vacated approximately 97,000 square feet of space and expects to vacate the remainder of its space in the Wachovia Bank Building by February 1999.

     Re-leasing the remaining space in the building or any additional extensions of the Wachovia Bank lease would likely require major renovation to the building as well as significant tenant improvements which, in turn, would be contingent upon the Partnership obtaining financing for these tenant replacement costs. Unless replacement tenants are secured on acceptable terms for the remaining space, it is unlikely that the

Partnership will commit any additional funds to the property for leasing or re-leasing activity. This may result in the Partnership no longer having an ownership interest in the two office buildings. This action would result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. Additionally, the Partnership could be required to remit to the state tax authorities withholding for taxes due as a result of this action. This withholding amount is currently estimated to be approximately $650,000.

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

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997.

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

     During 1997 and 1998, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at prices ranging from between $140 and $170 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All such offers have expired. As of the date of this report, the Partnership is aware that 16.46% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At September 30, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $5,612,000. Such funds are available for distributions to partners, the potential purchase of the venture partner's interest in the Wachovia Venture, and for working capital requirements and capital improvements at Bristol Mall. Additionally, in June 1998 the Partnership repaid $2,000,000 of the J.C. Penney construction loan.

     The General Partners and their affiliates have deferred payment of certain fees of approximately $1,488,000 (approximately $37 per interest) as of September 30, 1998 pursuant to the venture agreement for the Wachovia Bank Building and Phillips Building. However, it is unlikely that the General Partners and their affiliates will be reimbursed for such fees.

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

RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables at September 30, 1998 as compared to December 31, 1997 is primarily due to the timing of payments for rental recoveries at the Bristol Mall.

     The increase in prepaid expenses at September 30, 1998 as compared to December 31, 1997 is primarily due to the timing of payments for insurance at the Bristol Mall and Wachovia Bank Building.

     The decrease in accounts payable as of September 30, 1998 as compared to December 31, 1997 is primarily due to the timing of payments for amounts related to the construction of the addition and related mall enhancements at the Bristol Mall.

     The increase in accrued real estate taxes as of September 30, 1998 as compared to December 31, 1997 is primarily due to the timing of payment of real estate taxes at the Bristol Mall and Wachovia Bank Building.

     The decrease in construction loan payable at September 30, 1998 as compared to December 31, 1997 is primarily due to the Partnership prepaying $2,000,000 on the loan in June 1998. This amount is partially offset by the final loan funding received in February 1998.

     The increase in rental income for the nine months ended September 30, 1998 as compared to the same period in 1997 is primarily due to the opening of the J.C. Penney store in August 1997 and an increase in charges to tenants due to an increase in operating expenses at the Bristol Mall. This increase and related increase in venture partner's share of venture's operations is also due to an adjustment made to the base rent of a tenant at the Wachovia Bank Building in the third quarter of 1997 based on the consumer price index. The decrease in rental income for the three months ended September 30, 1998 as compared to the same period in 1997 is due to the Wachovia Bank vacating 97,000 square feet (14% of the building) at the Wachovia Bank Building in the third quarter of 1998.

     The decrease in interest income for the nine months ended
September 30, 1998 as compared to the same period in 1997 is primarily due to a lower average cash balance as the result of payment of costs related to the addition and related mall enhancement at the Bristol Mall and the distribution of approximately $2,112,000 of previously undistributed cash flow related to the Wachovia Bank Building to the venture partner in 1997.

     The increase in mortgage and other interest for the three and nine months ended September 30, 1998 as compared to the same period in 1997 is primarily due to the commencement of payment of interest on the construction note in August 1997. Additionally, the increase is also due to the Partnership no longer capitalizing interest on the mortgage loan at the Bristol Mall as the project is complete.

     The decrease in depreciation for the three and nine months ended September 30, 1998 as compared to the same period in 1997 is primarily due the Bristol Mall being classified as held for sale as of September 30, 1997 and therefore not subject to continued depreciation.

     The decrease in property operating expenses for the nine months ended September 30, 1998 as compared to the same period in 1997 is primarily due to advertising costs incurred in 1997 as a result of the opening of the J.C. Penney store at the Bristol Mall.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1998:

                                                   1997                             1998
                                --------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1.  Wachovia Bank Building and
     Phillips Building
      Winston-Salem,
      North Carolina. . . . . . .   63%        65%       70%       72%      73%     75%     61%

2.  Bristol Mall
     Bristol, Virginia. . . . . .   85%        84%       89%       89%      88%     88%     88%





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


                JMB INCOME PROPERTIES, LTD. - V

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 11, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 11, 1998