Form 10-K405
period 1998-12-31
JMB INCOME PROPERTIES LTD V
filed 1999-03-29
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1998                   Commission file number 0-8716


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

                              TABLE OF CONTENTS



                                                               Page
                                                               ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . .   1

Item 2.       Properties . . . . . . . . . . . . . . . . . . .   5

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . .   7

Item 4.       Submission of Matters to a
              Vote of Security Holders . . . . . . . . . . . .   7


PART II

Item 5.       Market for the Partnership's
              Limited Partnership Interests and
              Related Security Holder Matters. . . . . . . . .   7

Item 6.       Selected Financial Data. . . . . . . . . . . . .   8

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . .  14

Item 7A.      Quantitative and Qualitative
              Disclosures About Market Risk. . . . . . . . . .  18

Item 8.       Financial Statements and
              Supplementary Data . . . . . . . . . . . . . . .  19

Item 9.       Changes in and Disagreements
              with Accountants on Accounting and
              Financial Disclosure . . . . . . . . . . . . . .  41


PART III

Item 10.      Directors and Executive Officers
              of the Partnership . . . . . . . . . . . . . . .  41

Item 11.      Executive Compensation . . . . . . . . . . . . .  44

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management . . . . . . . .  45

Item 13.      Certain Relationships and
              Related Transactions . . . . . . . . . . . . . .  50


PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K. . . . . . . . . . . . .  50


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .  52

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real estate investments are located in Virginia (prior to its sale in February 1999) and North Carolina. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2026. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs in the near future barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:

                                                          SALE OR DISPOSITION
                                                            DATE OR IF OWNED
                                                          AT DECEMBER 31, 1998,
NAME, TYPE OF PROPERTY                         DATE OF      ORIGINAL INVESTED
    AND LOCATION                   SIZE       PURCHASE   CAPITAL PERCENTAGE (a)           TYPE OF OWNERSHIP
----------------------          ----------    --------   ----------------------         ---------------------
1. Wachovia Bank
    Building
    and Phillips
    Building
    office buildings
    Winston-Salem,
    North Carolina . . .         692,000       1-31-77              27%                 fee ownership of land and
                                  sq.ft.                                                improvements (through joint
                                  n.r.a.                                                venture partnership)
                                                                                        (b) (c) (d) (e)
2. Bristol Mall
    shopping center
    Bristol, Virginia. .          488,000      8-31-77              17%                 fee ownership of land and
                                  sq.ft.                                     (sold 2-17-99)improvements (b) (d) (e)
                                  g.l.a.
3. Catawba Mall
    shopping center
    Hickory,
    North Carolina . . .         260,500       1-30-78        sold 9-26-83              fee ownership of improve-
                                  sq.ft.                    reacquired 8-8-89           ments and ground leasehold
                                  g.l.a.                      sold 5-23-91              interest in land
4. Five Points Plaza
    shopping center
    Valdosta, Georgia. .         178,000       1-30-78           6-16-86                fee ownership of land and
                                  sq.ft.                                                 improvements
                                  g.l.a.
5. Northcross Mall
    shopping center
    Austin, Texas. . . .         289,000       1-31-78           2-18-88                fee ownership of land and
                                  sq.ft.                                                 improvements (through
                                  g.l.a.                                                 joint venture partnership)
6. South DeKalb Mall
    shopping center
    Decatur, Georgia . .         326,000       7-28-78           6-30-86                fee ownership of land and
                                  sq.ft.                                                 improvements (through
                                  g.l.a.                                                 joint venture partnership)
7. Edgewater
    shopping center
    Foster City,
    California . . . . .         114,000       9-22-78           3-31-86                fee ownership of land and
                                  sq.ft.                                                 improvements (through
                                  g.l.a.                                                 joint venture partnership)





                                                          SALE OR DISPOSITION
                                                            DATE OR IF OWNED
                                                          AT DECEMBER 31, 1998,
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
                                  sq.ft.                                                 improvements
                                  n.r.a.





---------------

(a) The computation of this percentage for properties held at December 31, 1998 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

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


     The Partnership's real property investments are subject to competition from similar types of properties (including, in certain areas, properties owned by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, all of the investment properties held at December 31, 1998 are adequately insured.

     On February 17, 1999, the Partnership sold the land, building and related improvements of the Bristol Mall. Reference is made to the Notes for a further description of the transaction.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1998.

     The Partnership has no employees.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1998 and 1997 for the Partnership's investment properties owned during 1998:

                                                                   1997                        1998
                                                         -------------------------   -------------------------
                                  Principal              At     At     At      At     At     At     At     At
                                  Business              3/31   6/30   9/30   12/31   3/31   6/30   9/30  12/31
                                  ----------            ----   ----   ----   -----   ----   ----  -----  -----
1. Wachovia Bank Building
    and Phillips Building
    Winston-Salem,
    North Carolina . . . . . .    Banking                63%    65%    70%     72%    73%    75%    61%    56%

2. Bristol Mall
    Bristol, Virginia. . . . .    Retail (A)             85%    84%    89%     89%    88%    88%    88%    87%

----------

     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     (A)   Subsequent to the end of the year, the property was sold.  Reference is made to the Notes for a further description of such event.



ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1997 and 1998.




                                   PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1998, there were 3,109 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the Investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner, which, may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                           JMB INCOME PROPERTIES, LTD. - V
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                     DECEMBER 31, 1998, 1997, 1996, 1995 AND 1994
                                    (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                                   1998           1997           1996            1995           1994
                               -----------    -----------    -----------      ----------     ----------
Total income . . . . . . .     $11,306,958     10,428,313      9,872,882      11,164,462     11,361,173
                               ===========    ===========     ==========      ==========     ==========
Earnings (loss) before
 gain on sale or disposi-
 tion of investment
 property. . . . . . . . . .   $ 2,615,329      1,218,375        804,839       1,313,875      1,188,760
Gain on sale or disposi-
 tion of investment
 property. . . . . . . . . .         --             --             --              --         1,984,734
                               -----------    -----------     ----------      ----------     ----------
Net earnings (loss). . . . .   $ 2,615,329      1,218,375        804,839       1,313,875      3,173,494
                               ===========    ===========     ==========      ==========     ==========
Net earnings (loss) per
 Limited Partner
 Interest (b):
   Earnings (loss) before
     gain on sale or
     disposition of
     investment
     property. . . . . . . .   $     65.88          30.69          20.28           33.10          29.95
   Gain on sale or dis-
     position of invest-
     ment property . . . . .         --             --             --              --             51.03
                               -----------    -----------     ----------      ----------     ----------
    Net earnings
     (loss). . . . . . . . .   $     65.88          30.69          20.28           33.10          80.98
                               ===========    ===========     ==========      ==========     ==========
Total assets . . . . . . . .   $32,600,089     32,327,478     30,258,324      26,729,695     25,048,902
Long-term debt . . . . . . .   $23,219,926     24,118,537     24,939,477       5,880,735     26,426,311
Cash distributions per
 Limited Partner
 Interest (c). . . . . . . .   $      3.03           1.71            .99            1.67           1.71
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



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1998



Property
--------

Wachovia Bank
Building and
Philips Building    a)    The net rentable area ("NRA")
                          occupancy rate and average
                          base rent per square foot as of
                          December 31 for each of the last
                          five years were as follows:

                                                        NRA              Avg. Base Rent Per
                           December 31,            Occupancy Rate        Square Foot (1)
                           ------------            --------------        ------------------

                           1994                      100%                  6.71
                           1995                      100%                  6.68
                           1996                       63%                  9.08
                           1997                       72%                  8.10
                           1998                       56%                 10.61

                           (1)  Average base rent per square foot is based on NRA occupied as of December 31 of each year.

                                                                     Base Rent   Scheduled Lease  Lease
                    b)      Significant Tenants         Square Feet  Per Annum   Expiration Date  Renewal Option(s)
                            -------------------         -----------  ---------   ---------------  -----------------
                            Wachovia Bank and
                            Trust Company-
                              Wachovia Bank
                               Building (Bank)           95,446      $1,274,021    Various,
                                                                                   during
                                                                                   1999           N/A
                              Phillips Building
                               (Bank)                   268,708       1,556,159    2/2002         N/A


                    c)      The following table sets forth certain
                            information with respect to the expiration of leases for the next ten years at the Wachovia Bank Building and Phillips Building:

                                                                                  Annualized         Percent of
                                              Number of         Approx. Total     Base Rent          Total 1998
                            Year Ending       Expiring          NRA of Expiring   of Expiring        Base Rent
                            December 31,      Leases            Leases (1)        Leases             Expiring
                            ------------      ---------         ---------------   -----------        ----------
                              1999                 6                118,293         1,498,776             36%
                              2000                 1                  1,360            12,569             --
                              2001                 1                  5,760            72,000              2%
                              2002                 1                268,708         1,556,159             37%
                              2003                --                  --                --                --
                              2004                --                  --                --                --
                              2005                --                  --                --                --
                              2006                --                  --                --                --
                              2007                --                  --                --                --
                              2008                --                  --                --                --

                              (1)  Excludes leases that expire in 1999 for which
                                   renewal leases or leases with replacement tenants
                                   have been executed as of March 12, 1999.


Property
--------

Bristol Mall        a)      The gross leasable area ("GLA") occupancy
                            rate and average base rent per square foot
                            as of December 31 for each of the last
                            five years were as follows:

                                                        GLA              Avg. Base Rent Per
                            December 31,           Occupancy Rate        Square Foot (1)
                            ------------           --------------        ------------------
                                 1994. . . . . .         82%                   5.05
                                 1995. . . . . .         83%                   5.05
                                 1996. . . . . .         80%                   5.20
                                 1997. . . . . .         89%                   4.54
                                 1998. . . . . .         87%                   5.31

                                 (1)  Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                     Base Rent   Scheduled Lease  Lease
                    b)      Significant Tenants         Square Feet  Per Annum   Expiration Date  Renewal Option(s)
                            -------------------         -----------  ---------   ---------------  -----------------
                            Parks Belk                  83,030       186,822     7/2004           N/A
                            (Department Store)
                            Sears                       93,750       109,999     7/2004           4-5 year
                            (Department Store)                                                      options
                            Proffitt's                  46,230       122,510     7/2004           N/A
                            (Department Store)
                            J.C. Penney
                            (Department Store)          86,240       366,520     9/2012           7-5 year
                                                                                                    options

                    c)      The following table sets forth certain
                            information with respect to the expiration of leases for the next ten years at the Bristol Mall:

                                                                                  Annualized         Percent of
                                              Number of         Approx. Total     Base Rent          Total 1998
                            Year Ending       Expiring          GLA of Expiring   of Expiring        Base Rent
                            December 31,      Leases            Leases (1)        Leases             Expiring
                            ------------      ---------         ---------------   -----------        ----------
                              1999                 8                 21,977           173,693              8%
                              2000                11                 19,368           360,476             16%
                              2001                 2                 18,612           141,098              6%
                              2002                 3                  5,742           101,660              5%
                              2003                 2                  5,287            86,018              4%
                              2004                 7                242,283           623,652             28%
                              2005                 5                 13,084           235,695             11%
                              2006                 1                  1,438            45,000              2%
                              2007                --                   --               --                --
                              2008                 1                  1,273            14,000              1%

                              (1)  Excludes leases that expire in 1999 for which
                                   renewal leases or leases with replacement tenants
                                   have been executed as of January 5, 1999.

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

     During 1997 and 1998, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at prices ranging from between $140 and $170 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All such offers have expired. As of the date of this report, the Partnership is aware that 16.56% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At December 31, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $5,860,000. Such funds are available for distributions to partners, the potential purchase of the venture partner's interest in the Wachovia Venture, and working capital requirements. In June 1998, the Partnership repaid $2,000,000 of the JC Penney construction loan related to the Bristol Mall. The Partnership and its consolidated venture do not expect to spend other than nominal amounts in 1999 for tenant improvements and other capital requirements as the Bristol Mall, the Partnership's only remaining source of liquidity, was sold in February 1999. Due to the re-leasing issues, the Wachovia Bank Building and Phillips Building is not expected to be a source of future liquidity. In such regard, reference is made to the Partnership's property specific discussions below. The Partnership's and its venture's mortgage obligations are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio, and therefore, the Partnership and its venture are not personally liable for the payment of the mortgage indebtedness.

     The Partnership has suspended regular quarterly distributions of available operating cash flow to partners.

     The General Partners and their affiliates have deferred payment of certain property management and leasing fees of approximately $1,510,000 (approximately $39 per interest) as of December 31, 1998 pursuant to the Wachovia agreement with its venture partner (as more fully discussed in the Notes). However, it is unlikely that the General Partners and their affiliates will be reimbursed for such fees.

BRISTOL MALL

     On February 17, 1999, the Partnership sold the land, building and related improvements of the Bristol Mall for $24,577,000. Reference is made to the Notes for a further description of such transaction.


WACHOVIA BANK BUILDING AND PHILLIPS BUILDING

     Occupancy at the Wachovia Bank Building and Phillips Building was 56% at the end of 1998. Prior to December 31, 1995, substantially all of the Wachovia Bank Building was leased to one tenant, the Wachovia Bank. In 1996 and part of 1997, the Wachovia Bank retained approximately 117,000 square feet it had previously leased under the lease that expired on December 31, 1995. Beginning in the second quarter of 1997, the Wachovia Bank periodically approached the Partnership about leasing additional space. This resulted in the bank leasing approximately 82,000 square feet (approximately 9% of the buildings). In the first quarter of 1998, the Wachovia Bank notified the Partnership that it expected to vacate all, or substantially all of its space in the beginning of the third quarter of 1998. The Partnership expects the remaining space leased at December 31, 1998 to the Wachovia Bank (approximately 95,000 square feet) to be vacated in 1999.

     Re-leasing the vacant space in the building would likely require major renovation to the building as well as significant tenant improvements which, in turn, would be contingent upon the Partnership obtaining financing for these tenant replacement costs. Unless replacement tenants are secured on acceptable terms for the vacant space, it is unlikely that the Partnership will commit any additional funds to the property. This may result in the Partnership no longer having an ownership interest in the two office buildings. This action would result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. Additionally, the Partnership could be required to remit to the state tax authorities withholding for taxes due as a result of this action. This withholding amount is currently estimated to be approximately $650,000.

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

     The Partnership's venture partner had agreed to contribute $10,700,000, before applicable interest, to the venture pursuant to a payment schedule from the closing date through August 1, 1996, when it would owe the balance of its obligation (approximately $7,600,000). The venture partner has continued to make contributions based on the old payment schedule rather than making the balloon payment in August 1996 as required. As a result, the venture partner is currently approximately $7,250,000 in arrears for such contributions as of the date of this report.

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

     The Partnership agreement was amended for fiscal year 1998. Per the amendment profits and losses are allocated based on the ratio of distributions to the Partners, approximately 80% to the Partnership and 20% to the venture partners.

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

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its property since the availability of satisfactory outside sources of capital may be limited given the portfolio's current debt levels. Due to these factors, the Partnership has held certain investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. The Partnership currently holds one remaining investment property and expects to liquidate its investment in the property in the near future.


RESULTS OF OPERATIONS

     In the third quarter of 1997, the Partnership sold a small outparcel at the Bristol Mall. The Partnership received proceeds from such sale of approximately $70,000. The amount received was applied against the carrying value of the land. Therefore, there is no gain or loss related to the transaction recognized for financial reporting purposes.

     The decrease in interest, rents and other receivables as of December 31, 1998 as compared to December 31, 1997 is primarily due to the timing of payments for rental recoveries at the Bristol Mall.

     The decrease in accounts payable as of December 31, 1998 as compared to December 31, 1997 is primarily due to the timing of payments for amounts related to the construction of the addition and related mall enhancement at the Bristol Mall.

     The decrease in construction loan payable at December 31, 1998 as compared to December 31, 1997 is primarily due to the Partnership prepaying $2,000,000 on the J.C. Penney construction loan in June 1998. This amount is partially offset by the final loan funding received in February 1998.

     The increase in rental income for 1998 as compared to 1997 and 1997 as compared to 1996 is primarily due to the opening of the JC Penney store in August 1997, an increase in charges to tenants due to an increase in operating expenses and an increase in tenant sales resulting in additional rental payments at the Bristol Mall. The increase is also due to an adjustment made every five years based on the consumer price index for a tenant at the Wachovia Bank Building and Phillips Building and an increase in rents on short-term extensions for the major tenant. The increase in 1998 compared to 1997 is partially offset by the decrease in occupancy at the Wachovia Bank Building.

     The decrease in interest income for 1998 as compared to 1997 and 1997 as compared to 1996 is primarily due to the payment of costs related to the addition and mall enhancement at the Bristol Mall in 1998 and 1997 resulting in lower average cash balances available for temporary investment. Additionally, the decrease in interest income for 1998 as compared to 1997 is due to the Partnership prepaying $2,000,000 on the construction loan in June 1998. The decrease in interest income for 1997 as compared to 1996 is also due to the distribution of approximately $2,112,000 of previously undistributed cash flow related to the Wachovia Bank Building to the venture partner in 1997.

     The increase in mortgage and other interest for 1998 as compared to 1997 and 1997 as compared to 1996 is due to the commencement of payment of interest on the construction note in August 1997. This amount is partially offset by the capitalization of interest of approximately $200,000 on certain construction costs incurred at the Bristol Mall in 1997.

     The decrease in depreciation for 1998 as compared to 1997 and 1997 as compared to 1996 is primarily due to the Bristol Mall being classified as held for sale at September 30, 1997 and the Wachovia Bank Building being classified as held for sale as of July 1, 1996 and therefore not subject to continued depreciation as of those dates.

     The increase in general and administrative costs for 1997 as compared to 1996 is primarily due to an increase in costs for the use of independent third parties to perform certain administrative services for the Partnership.

     The decrease in venture partner's share of venture's operations for 1998 as compared to 1997 is primarily due to an amendment of the partnership agreement which provided for less operating income of the Wachovia Bank Building and Phillips Building to be allocated to the venture partner.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership in the near future. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial property have escalation clauses covering increases in the cost of operating and maintaining the property as well as real estate taxes.

YEAR 2000

     The Corporate General Partner has determined that it does not expect that the consequences of the Partnership's Year 2000 issues would have a material effect on the Partnership's business, results of operations or financial condition.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership has identified interest rate changes as a potential market risk. However, as the Partnership's long-term debt bears interest at a fixed rate and is due to mature subsequent to the Partnership's expected liquidation and termination date, the Partnership does not believe that it is exposed to market risk relating to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       JMB INCOME PROPERTIES, LTD. - V
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURE

                                    INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1998 and 1997

Consolidated Statements of Operations, years ended December 31,
  1998, 1997 and 1996

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows, years ended December 31,
  1998, 1997 and 1996

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - V and consolidated venture at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.









                                                     KPMG LLP


Chicago, Illinois
March 14, 1999


                                           JMB INCOME PROPERTIES, LTD. - V
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                             CONSOLIDATED BALANCE SHEETS

                                             DECEMBER 31, 1998 AND 1997

                                                       ASSETS
                                                       ------
                                                                                   1998               1997
                                                                               ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .     $  5,859,549         5,407,496
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . .          267,050           365,405
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .           59,954            62,341
                                                                               ------------       -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . . .        6,186,553         5,835,242
                                                                               ------------       -----------

Investment properties, at cost - Schedule III:

  Property held for sale or disposition. . . . . . . . . . . . . . . . . .       25,944,030        25,899,374
                                                                               ------------       -----------

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          269,195           310,960
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . .          200,311           281,902
                                                                               ------------       -----------
                                                                               $ 32,600,089        32,327,478
                                                                               ============       ===========




                                           JMB INCOME PROPERTIES, LTD. - V
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE
                                       CONSOLIDATED BALANCE SHEETS - CONTINUED

                                LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                -----------------------------------------------------
                                                                                   1998               1997
                                                                               ------------       -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . .     $    898,612           820,940
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,792,206         2,296,187
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .          212,781           233,723
                                                                               ------------       -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . .        2,903,599         3,350,850
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . .           22,721            23,489
Construction loan payable. . . . . . . . . . . . . . . . . . . . . . . . .        2,802,626         4,513,743
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . .       23,219,926        24,118,537
                                                                               ------------       -----------
Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .       28,948,872        32,006,619

Venture partner's subordinated equity in venture . . . . . . . . . . . . .       11,891,331        11,056,329

Partners' capital accounts (deficits):
  General partners:
     Capital contributions . . . . . . . . . . . . . . . . . . . . . . . .            1,000             1,000
     Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . .        1,537,012         1,458,552
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .       (3,096,315)       (3,092,823)
                                                                               ------------       -----------
                                                                                 (1,558,303)       (1,633,271)
                                                                               ------------       -----------
  Limited partners (38,505 interests):
     Capital contributions, net of offering costs. . . . . . . . . . . . .       34,926,505        34,926,505
     Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . .       30,775,887        28,239,018
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .      (72,384,203)      (72,267,722)
                                                                               ------------       -----------
                                                                                 (6,681,811)       (9,102,199)
                                                                               ------------       -----------
          Total partners' capital accounts (deficits). . . . . . . . . . .       (8,240,114)      (10,735,470)
                                                                               ------------       -----------
                                                                               $ 32,600,089        32,327,478
                                                                               ============       ===========




                            See accompanying notes to consolidated financial statements.

                                           JMB INCOME PROPERTIES, LTD. - V
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                    YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                1998              1997              1996
                                                            ------------      ------------      ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . .      $ 11,046,128        10,104,269         9,389,612
  Interest income. . . . . . . . . . . . . . . . . . .           260,830           324,044           483,270
                                                            ------------      ------------      ------------
                                                              11,306,958        10,428,313         9,872,882
                                                            ------------      ------------      ------------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . .         2,686,420         2,341,216         2,298,677
  Depreciation . . . . . . . . . . . . . . . . . . . .             --              293,017           603,457
  Property operating expenses. . . . . . . . . . . . .         4,920,180         4,969,750         4,870,418
  Professional services. . . . . . . . . . . . . . . .            76,254            83,018            90,511
  Amortization of deferred expenses. . . . . . . . . .            41,765            29,703            46,220
  General and administrative . . . . . . . . . . . . .           130,840           134,606            99,825
                                                            ------------      ------------      ------------
                                                               7,855,459         7,851,310         8,009,108
                                                            ------------      ------------      ------------
                                                               3,451,499         2,577,003         1,863,774
Venture partner's share of venture's operations. . . .          (836,170)       (1,358,628)       (1,058,935)
                                                            ------------      ------------      ------------
          Net earnings (loss). . . . . . . . . . . . .      $  2,615,329         1,218,375           804,839
                                                            ============      ============      ============
          Net earnings (loss) per limited
           partnership interest: . . . . . . . . . . .      $      65.88             30.69             20.28
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

                                              JMB INCOME PROPERTIES, LTD. - V
                                                  (A LIMITED PARTNERSHIP)
                                                 AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                       YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                 GENERAL PARTNERS                             LIMITED PARTNERS (38,505 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                         CONTRI-
                                                                         BUTIONS
                             NET                                         NET OF         NET
                CONTRI-    EARNINGS        CASH                         OFFERING     EARNINGS       CASH
                BUTIONS     (LOSS)     DISTRIBUTIONS      TOTAL          COSTS        (LOSS)    DISTRIBUTIONS     TOTAL
                -------   ----------   -------------   -----------    -----------   ----------  -------------  -----------
Balance
 (deficits)
 December 31,
 1995. . . . .   $1,000    1,397,856     (3,090,976)   (1,692,120)    34,926,505    26,276,500   (72,163,893) (10,960,888)

Net earnings
 (loss). . . .     --         24,145           --          24,145           --         780,694          --        780,694
Cash distri-
 butions
 ($.99 per
 limited
 partnership
 interest) . .     --          --            (1,083)       (1,083)          --           --          (37,986)     (37,986)
                 ------   ----------     ----------    ----------     ----------    ----------   -----------   ----------
Balance
 (deficits)
 December 31,
 1996. . . . .    1,000    1,422,001     (3,092,059)   (1,669,058)    34,926,505    27,057,194   (72,201,879) (10,218,180)

Net earnings
 (loss). . . .     --         36,551          --           36,551          --        1,181,824         --       1,181,824
Cash distri-
 butions
 ($1.71 per
 limited
 partnership
 interest) . .     --          --              (764)         (764)         --            --          (65,843)     (65,843)
                 ------   ----------     ----------    ----------     ----------    ----------   -----------   ----------





                                              JMB INCOME PROPERTIES, LTD. - V
                                                  (A LIMITED PARTNERSHIP)
                                                 AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                 GENERAL PARTNERS                             LIMITED PARTNERS (38,505 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                         CONTRI-
                                                                         BUTIONS
                             NET                                         NET OF         NET
                CONTRI-    EARNINGS        CASH                         OFFERING     EARNINGS       CASH
                BUTIONS     (LOSS)     DISTRIBUTIONS      TOTAL          COSTS        (LOSS)    DISTRIBUTIONS     TOTAL
                -------   ----------   -------------   -----------    -----------   ----------  -------------  -----------
Balance
 (deficits)
 December 31,
 1997. . . . .    1,000    1,458,552     (3,092,823)   (1,633,271)    34,926,505    28,239,018   (72,267,722)  (9,102,199)

Net earnings
 (loss). . . .     --         78,460          --           78,460          --        2,536,869         --       2,536,869
Cash distri-
 butions
 ($3.03 per
 limited
 partnership
 interest) . .     --          --            (3,492)       (3,492)         --            --         (116,481)    (116,481)
                 ------   ----------     ----------    ----------     ----------    ----------   -----------   ----------
Balance
 (deficits)
 December 31,
 1998. . . . .   $1,000    1,537,012     (3,096,315)   (1,558,303)    34,926,505    30,775,887   (72,384,203)  (6,681,811)
                 ======   ==========     ==========    ==========     ==========    ==========   ===========   ==========













                               See accompanying notes to consolidated financial statements.

                                              JMB INCOME PROPERTIES, LTD. - V
                                                  (A LIMITED PARTNERSHIP)
                                                 AND CONSOLIDATED VENTURE

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                  1998             1997               1996
                                                              -----------       -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . .      $ 2,615,329         1,218,375           804,839
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . .            --              293,017           603,457
    Amortization of deferred expenses. . . . . . . . . .           41,765            29,703            46,220
    Venture partner's share of venture's operations. . .          836,170         1,358,628         1,058,935
    Rental income applied to construction
      loan payable . . . . . . . . . . . . . . . . . . .          (43,162)          (23,561)            --
  Changes in:
    Interest, rents and other receivables. . . . . . . .           98,355           (91,852)           10,134
    Prepaid expenses . . . . . . . . . . . . . . . . . .            2,387             --              (33,920)
    Accrued rents receivable . . . . . . . . . . . . . .           81,591            55,761            50,846
    Accounts payable . . . . . . . . . . . . . . . . . .          131,922            37,732           172,433
    Accrued interest . . . . . . . . . . . . . . . . . .          (20,942)          218,540            18,250
    Accrued real estate taxes. . . . . . . . . . . . . .            --             (480,208)             (198)
    Tenant security deposits . . . . . . . . . . . . . .             (768)           (1,179)              752
                                                              -----------       -----------       -----------
          Net cash provided by (used in)
           operating activities. . . . . . . . . . . . .        3,742,647         2,614,956         2,731,748
                                                              -----------       -----------       -----------





                                              JMB INCOME PROPERTIES, LTD. - V
                                                  (A LIMITED PARTNERSHIP)
                                                 AND CONSOLIDATED VENTURE

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                  1998             1997               1996
                                                              -----------       -----------       -----------
Cash flows from investing activities:
  Additions to investment properties, net of
   related payables. . . . . . . . . . . . . . . . . . .         (680,559)       (8,147,986)       (3,262,550)
  Proceeds from sale of land parcel. . . . . . . . . . .            --               70,015             --
  Escrow refunds (deposits), net . . . . . . . . . . . .            --            1,005,343        (1,005,343)
                                                              -----------       -----------       -----------
          Net cash provided by (used in)
           investing activities. . . . . . . . . . . . .         (680,559)       (7,072,628)       (4,267,893)
                                                              -----------       -----------       -----------
Cash flows from financing activities:
  Cash proceeds from construction loan . . . . . . . . .          332,045         3,070,875         1,262,281
  Principal payments on construction loan. . . . . . . .       (2,000,000)            --                --
  Principal payments on long-term debt . . . . . . . . .         (820,939)         (749,993)         (736,841)
  Refund (payment) of deferred financing fees. . . . . .            --                6,050          (288,010)
  Venture partner's contributions to venture . . . . . .          829,095           829,197           829,292
  Distributions to venture partner . . . . . . . . . . .         (830,263)       (2,941,832)         (909,013)
  Distributions to limited partners. . . . . . . . . . .         (116,481)          (65,843)          (37,986)
  Distributions to general partners. . . . . . . . . . .           (3,492)             (764)           (1,083)
                                                              -----------       -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . . .       (2,610,035)          147,690           118,640
                                                              -----------       -----------       -----------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . . .          452,053        (4,309,982)       (1,417,505)

          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . . .        5,407,496         9,717,478        11,134,983
                                                              -----------       -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . . .      $ 5,859,549         5,407,496         9,717,478
                                                              ===========       ===========       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest,
    net of capitalized interest. . . . . . . . . . . . .      $ 2,304,677         2,175,263         2,280,427
                                                              ===========       ===========       ===========
  Non-cash investing and financing activities:
      Rental income applied to construction
        loan payable . . . . . . . . . . . . . . . . . .      $    43,162            23,561             --
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

                       JMB INCOME PROPERTIES, LTD. - V
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURE

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      DECEMBER 31, 1998, 1997 AND 1996



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds (directly and through a joint venture) two real estate investments. Business activities consist of rentals to a variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs in the near future barring any unforeseen economic developments.

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

Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1998 and 1997 is summarized as follows:



                                                        1998                                 1997
                                                      -------------------------------------------------------------
                                           GAAP BASIS         TAX BASIS         GAAP BASIS         TAX BASIS
                                                             (UNAUDITED)                          (UNAUDITED)
                                          ------------       -----------       ------------       ----------
Total assets . . . . . . . . . . . .       $32,600,089        28,757,516        32,327,478        26,888,750
Partners' capital
 accounts (deficits):
  General partners . . . . . . . . .        (1,558,303)         (980,053)       (1,633,271)       (1,046,400)
  Limited partners . . . . . . . . .        (6,681,811)        6,040,852        (9,102,199)        3,840,006
Net earnings (loss):
  General partners . . . . . . . . .            78,460            69,839            36,551            49,972
  Limited partners . . . . . . . . .         2,536,869         2,317,327         1,181,824         1,669,709
Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . . . . .             65.88             60.18             30.69             43.36
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

     Certain reclassifications have been made to the 1996 and 1997 consolidated financial statements to conform with the 1998 presentation.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($5,556,856 and $5,002,899 at December 31, 1998 and 1997, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     The Partnership acquired, either directly or through joint ventures, two office building complexes and nine shopping centers. Nine properties have been sold or disposed of by the Partnership through December 31, 1998 (an additional property was sold in February 1999 as discussed below). The remaining two properties owned at December 31, 1998 were operating. The cost of the investment properties represents the total cost to the Partnership or its venture plus miscellaneous acquisition costs.

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1998, the Partnership and its consolidated venture have previously committed to plans to sell or dispose of all of their remaining investment properties. Accordingly, all consolidated properties have been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption.
The results of operations, net of venture partner's share for these properties were $4,586,102, $3,120,851 and $2,785,428 for the years ended December 31, 1998, 1997 and 1996, respectively. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. The adoption of SFAS 121 did not have any effect on the Partnership's liquidity.

     The Partnership has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Partnership defines each of its property investments as an individual operating segment and has determined such property investments exhibit substantially identical economic characteristics and meet the other criteria specified by SFAS No. 131 which permits the property investments to be aggregated into one reportable segment. The Partnership assesses and measures operating results based on net operating income (rental income less property operating expenses). With the exception of interest income, professional services and general and administrative expenses, substantially all other components of net earnings (loss) of the Partnership relate to property investments. With the exception of cash and cash equivalents, substantially all other assets of the Partnership relate to property investments.

VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 1998 is a party to one operating joint venture agreement. Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the venture.

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

     The Partnership's venture partner had agreed to contribute $10,700,000, before applicable interest, to the venture pursuant to a payment schedule from the closing date through August 1, 1996, when it would owe the balance of its obligation (approximately $7,600,000). The venture partner has continued to make contributions based on the old payment schedule rather than making the balloon payment in August 1996 as required. As a result, the venture partner is currently approximately $7,250,000 in arrears for such contributions as of the date of this report.

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

     The venture agreement had provided for certain preferred return levels of annual cash flow to the Partnership and the venture partner with any remaining annual cash flow allocated, in general, 65% to the Partnership and 35% to the venture partner through December 1995. Subsequent to December 1995, all annual cash flow is distributable 65% and 35% to the Partnership and venture partner, respectively. For Federal income tax purposes and financial reporting purposes, profits and losses from operation were allocated 65% to the Partnership and 35% to the venture partner. The Partnership agreement was amended for fiscal year 1998. Per the amendment profits and losses from operations are allocated based on the ratio of distributions to the partners, approximately 80% to the Partnership and 20% to the venture partners.

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

     The cost of the construction of the anchor store, as well as the mall enhancement was approximately $12,080,000 (including pre-development costs). The Partnership had also budgeted for certain tenant improvement costs (approximately $1,860,000) in connection with the mall enhancement. However, as a result of the sale of the property discussed below, the Partnership will not incur such costs.

     The Partnership was utilizing a construction loan provided by J.C. Penney for certain construction costs up to $4,665,200, which was fully funded at March 31, 1998.

     In August 1997, the J.C. Penney store opened and commenced operations at the mall, and the mall enhancement was completed.

     The construction loan (prior to it being paid in full in February 1999 as discussed below) bears an interest rate of 10% per annum and interest accrued on the funds from the date of the advance. The Partnership was not required to make any payments on the loan until the first month after the opening date of the new anchor store (in August 1997). The Partnership was required to make monthly interest only payments for five years on the total amount advanced under the loan plus any accrued, but unpaid interest from the construction period. Thereafter, for the remaining 5-year term of the loan, the Partnership would have been required to make payments of both principal and interest based on a ten-year amortization schedule with the balance of unpaid principal due upon maturity. All rental amounts due from the tenant to the Partnership under the terms of the lease amendment were first applied against these debt service payments with any monthly rental amounts owed by J.C. Penney in excess of the Partnership's monthly payment applied as a principal reduction of the loan. On September 1, 1997, the Partnership began paying interest on the loan. The rent owed for the period August 1 through September 1, 1997 to the Partnership was in excess of the required interest payment. Therefore, in accordance with the loan agreement, the excess rental payment was applied to principal (approximately $24,000). For the remainder of 1997 and through July 31, 1998, the monthly interest payments were in excess of the rents due, therefore no additional amounts had been applied to principal. However, as a result of the repayment of a portion of the construction loan discussed below, beginning with the August 1st payment monthly rents due were in excess of the monthly interest. As of December 31, 1998 approximately $43,000 had been applied to principal during 1998. Additionally, in September 1996, the Partnership escrowed $1,000,000 as required by the loan agreement. In March 1997, the Partnership (as the anchor store was 50% complete) was able to withdraw approximately $483,000 from the escrow account based on the achievement of completion points (as defined). All remaining escrowed funds plus accrued interest were withdrawn in the fourth quarter of 1997.

     Due to the J.C. Penney addition and related mall enhancement, the Partnership capitalized $404,361 of the $869,228 of interest expense incurred by Bristol Mall for the twelve months ended December 31, 1997. The balance of capitalized interest as of December 31, 1997 and 1998 of $511,858 is reflected in properties held for sale or disposition in the accompanying consolidated financial statements.

     Pursuant to the loan agreement, the Partnership can repay all or any portion of the construction loan discussed above at any time without penalty. The Partnership repaid $2,000,000 in the second quarter of 1998.

     In July 1997, the Partnership sold a small outparcel at the Bristol Mall. The Partnership received proceeds from such sale of approximately $70,000. The amount received was applied against the carrying value of the land, therefore, no gain or loss resulted from this transaction for Federal income tax or financial reporting purposes.

     In the third quarter of 1998, the Partnership began negotiating a contract to sell the Bristol Mall with an unaffiliated third party. On February 17, 1999, the Partnership consummated such sale. The purchase price of the Property was $24,577,000. Upon closing, the Partnership received cash of approximately $17,400,000 (net of closing costs but before prorations). The cash received by the Partnership was also net of the repayment of the mortgage loan secured by the Property of approximately $4,100,000 and repayment of the construction loan of approximately $2,800,000. The Partnership expects to recognize a gain of approximately $6,100,000 and $7,600,000 for financial reporting and Federal income tax purposes in 1999, respectively. In addition, in connection with the sale of the Property and as is customary in such transactions, the Partnership agreed to certain representations, warranties and covenants with stipulated survival periods which expire at the latest on November 17, 1999. Although it is not expected, the Partnership may ultimately have some liability under such representations, warranties and covenants which are limited to actual damages and shall in no event exceed $880,000 in the aggregate. The Property was classified as held for sale as of September 30, 1997 and therefore has not been subject to continued depreciation from such date for financial reporting purposes.

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1998 and
1997:
                                               1998               1997
                                           -----------        -----------
9-1/4% mortgage note secured by
 two office buildings in
 Winston-Salem, North Carolina;
 payable in monthly installments
 of principal and interest (at 9.55%
 per annum) of $181,718 until
 November 1, 2001 when the remaining
 principal balance is due. . . . . . . .   $19,174,875        19,506,867

8-3/4% mortgage note, due
 February 2006, secured by a
 shopping center in Bristol,
 Virginia; payable in monthly
 installments of $78,750
 (including interest). Subsequent
 to the end of the year, the loan
 was repaid as discussed above . . . . .     4,943,663         5,432,610
                                           -----------       -----------
     Total debt. . . . . . . . . . . . .    24,118,538        24,939,477
     Less current portion of
      long-term debt . . . . . . . . . .      (898,612)         (820,940)
                                           -----------       -----------
     Total long-term debt. . . . . . . .   $23,219,926        24,118,537
                                           ===========       ===========

     Five-year maturities of long-term debt are summarized as follows:

                1999 . . . . . . . . . . . .     $   898,612
                2000 . . . . . . . . . . . .         983,647
                2001 . . . . . . . . . . . .      19,043,301
                2002 . . . . . . . . . . . .         692,968
                2003 . . . . . . . . . . . .         756,094
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


MANAGEMENT AGREEMENTS

     The Partnership entered into agreements for the operation and management of the investment properties. Such agreements are summarized as follows:

     The Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets is acting as the property manager of the Wachovia Bank Building and Phillips Building after the sale on the same terms that existed prior to the sale. Bristol Mall shopping center was managed by an affiliate of the General Partners until its sale in February 1999.

LEASES - AS PROPERTY LESSOR

     At December 31, 1998, the Partnership and its consolidated venture's principal assets are one shopping center (prior to its sale in February
1999) and one office building complex. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over the estimated useful lives. Leases with tenants range in term from one to thirty years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volumes. With respect to the Partnership's shopping center investment, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Costs and accumulated depreciation of the leased assets are summarized as follows at December 31, 1998:

        Office Building:
            Cost . . . . . . . . . . . . . . . . . .     $13,343,654
            Accumulated depreciation . . . . . . . .       6,005,412
                                                         -----------
                                                           7,338,242
        Shopping Center:
            Cost . . . . . . . . . . . . . . . . . .      31,367,315
            Accumulated depreciation . . . . . . . .      12,761,527
                                                         -----------
                                                          18,605,788
                                                         -----------
                                                         $25,944,030
                                                         ===========

     Minimum lease payments including amounts representing executory costs (e.g. taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating lease agreements, are as follows:

              1999 . . . . . . . . . . . . . . . .    $ 3,860,312
              2000 . . . . . . . . . . . . . . . .      3,186,028
              2001 . . . . . . . . . . . . . . . .      2,718,444
              2002 . . . . . . . . . . . . . . . .      1,099,090
              2003 . . . . . . . . . . . . . . . .        897,700
              Thereafter . . . . . . . . . . . . .      5,070,895
                                                      -----------
                 Total . . . . . . . . . . . . . .    $16,832,469
                                                      ===========

     Contingent rent (based on sales of property tenants) included in consolidated rental income was as follows for the years ended December 31, 1998, 1997 and 1996:

              1996 . . . . . . . . . . . . . . . .      $250,431
              1997 . . . . . . . . . . . . . . . .       291,852
              1998 . . . . . . . . . . . . . . . .       332,016
                                                        ========

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1998 and for the years ended December 31, 1998, 1997 and 1996 are as follows:
                                                                 UNPAID AT
                                                                DECEMBER 31,
                              1998         1997        1996        1998
                            --------     --------    --------   ------------
Property management
 and leasing fees. . . . .  $303,786      262,818     256,738    1,549,210
Insurance commissions. . .    22,748       24,118      22,546       --
Reimbursement (at cost)
 for out-of-pocket
 expenses. . . . . . . . .     3,697          203       1,257       --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary
 related expenses
 related to on-site
 and other costs for
 the Partnership and
 its investment
 properties. . . . . . . .   105,664      102,278      55,232        --
                            --------      -------    --------    ---------
                            $435,895      389,417     335,773    1,549,210
                            ========      =======    ========    =========

     All amounts deferred or currently payable to the General Partners and their affiliates do not bear interest. The General Partners and their affiliates have deferred receipt of property management and leasing fees pursuant to the venture agreement for the Wachovia Bank Building and Phillips Building. Prior to 1995, an affiliate of the Corporate General Partner provided management and leasing services. In December 1994, the affiliate sold all of its assets and assigned its interest in the management contracts, including the one for the Wachovia Bank Building and Phillips Building to an unaffiliated third party as discussed above. In connection with such assignment, an affiliate of the General Partners guaranteed payment to the unaffiliated third party the portion of the fees currently deferred due to the provision in the venture agreement for the Wachovia Bank Building and Phillips Building. Such amounts are deferred until the sale or disposition of the property and are subordinated to certain distributions of net sale and refinancing proceeds. As of December 31, 1998, the General Partners and their affiliates have deferred receipt of approximately $1,510,000 (approximately $39 per interest) of such fees. This amount is reflected in accounts payable in the accompanying consolidated financial statements.


                                                                                                   SCHEDULE III
                                           JMB INCOME PROPERTIES, LTD. - V
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                  DECEMBER 31, 1998



                                                          COSTS CAPITALIZED              GROSS AMOUNT AT WHICH
                              INITIAL COST                  SUBSEQUENT TO                  CARRIED AT CLOSE
                             TO PARTNERSHIP (A)              ACQUISITION                   OF PERIOD (B)(C)
                            -------------------------   ----------------------------    -----------------------
                                          BUILDINGS                    BUILDINGS                    BUILDINGS
                                            AND                          AND                           AND
               ENCUMBRANCE     LAND      IMPROVEMENTS       LAND      IMPROVEMENTS         LAND    IMPROVEMENTS
               -----------  -----------  ------------   ------------ ---------------    ---------- ------------

OFFICE
BUILDING:

Winston-
 Salem,
 North
 Carolina
 (E) . . . . . $19,174,874    1,949,914    21,281,279           --       (9,887,539)     1,949,914   11,393,740

SHOPPING
CENTER:

Bristol,
Virginia . . .   4,943,663      621,242    14,811,832         110,446    15,823,795        731,688   30,635,627
               -----------   ----------    ----------        --------    ----------      ---------   ----------
     Total . . $24,118,537    2,571,156    36,093,111         110,446     5,936,256      2,681,602   42,029,367
               ===========   ==========    ==========        ========    ==========      =========   ==========


                                                                                                   SCHEDULE III
                                           JMB INCOME PROPERTIES, LTD. - V
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                                                       LIFE ON WHICH
                                                                                       DEPRECIATION
                                                                                        IN LATEST
                                                                                       STATEMENT OF       1998
                                      ACCUMULATED          DATE OF        DATE          OPERATIONS     REAL ESTATE
                       TOTAL         DEPRECIATION(D)    CONSTRUCTION    ACQUIRED       IS COMPUTED        TAXES
                   -------------    ----------------    ------------   ----------    ---------------    ----------

OFFICE
BUILDING:

Winston-
 Salem,
 North
 Carolina (E). . .   $13,343,654           6,005,412       1966/72        1/31/77         5-40 years       250,121

SHOPPING
CENTER:

Bristol,
Virginia . . . . .    31,367,315          12,761,527        1975          8/31/77         5-35 years       169,090
                     -----------          ----------                                                       -------
     Total . . . .   $44,710,969          18,766,939                                                       419,211
                     ===========          ==========                                                       =======

_______________
Notes:

     (A)  The initial cost to the Partnership represents the original purchase price of the properties.
     (B)  The aggregate cost of the above real estate at December 31, 1998 for Federal income tax purposes was approximately $60,111,000.

                                                                                                   SCHEDULE III
                                           JMB INCOME PROPERTIES, LTD. - V
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


     (C)  Reconciliation of real estate owned:

                                                                  1998              1997               1996
                                                              ------------      ------------      ------------

      Balance at beginning of period . . . . . . . . . .      $ 44,666,313        36,989,156        32,689,890
      Additions during period. . . . . . . . . . . . . .            44,656         7,677,157         4,299,266
                                                              ------------      ------------      ------------
      Balance at end of period . . . . . . . . . . . . .      $ 44,710,969        44,666,313        36,989,156
                                                              ============      ============      ============

     (D)  Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . . . .      $ 18,766,939        18,473,923        17,870,466
      Depreciation expense . . . . . . . . . . . . . . .             --              293,017           603,457
                                                              ------------      ------------      ------------

      Balance at end of period . . . . . . . . . . . . .      $ 18,766,939        18,766,939        18,473,923
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

     There were no changes or disagreements with accountants during fiscal years 1998 and 1997.



                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned directly or indirectly, by certain of its officers, directors, and members of their families and affiliates. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by Messrs. Neil G. Bluhm and Judd D. Malkin as the individual general partners of the Partnership.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

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
A. Lee Sacks                Director                            5/09/88

                                                             SERVED IN
NAME                        OFFICE                           OFFICE SINCE
----                        ------                           ------------

John G. Schreiber           Director                            3/14/73
H. Rigel Barber             Executive Vice President            1/02/87
                            Chief Executive Officer             8/01/93
Glenn E. Emig               Executive Vice President            1/01/93
                            Chief Operating Officer             1/01/95
Gary Nickele                Executive Vice President            1/01/92
                            General Counsel                     2/27/84
Gailen J. Hull              Senior Vice President               6/01/88
Howard Kogen                Senior Vice President               1/02/86
                            Treasurer                           1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 2, 1999. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 2, 1999. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships.

     Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB, including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, JMB Income-VII, JMB Income-X, JMB Income-XI, and Carlyle Income Plus-II.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 61) has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox Major League Baseball team, and CBLS, Inc., which is the general partner of a limited partnership that owns the Chicago Bulls National Basketball Association Team.

     Neil G. Bluhm (age 61) has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 60) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December of 1990. He is a member of the Bar of the State of Illinois. Mr. Glazov is currently retired.

     Stuart C. Nathan (age 57) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 65) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 52) has been associated with JMB since December, 1970 and served as an Executive Vice President for JMB until December, 1990. Mr. Schreiber is President of Schreiber Investments, Inc., which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of Urban Shopping Centers, Inc., Host Marriott Corporation, the Brickman Group, Ltd., which is engaged in the landscape maintenance business, and a director for a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates and a trustee of Amli Residential Property Trust. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 50) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 51) has been associated with JMB since December, 1979. It is expected that Mr. Emig will leave his positions with JMB on or about May 31, 1999 and his responsibilities will be taken over by various other officers of JMB. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 46) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 50) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 63) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Managing General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is made to the Notes for a description of such transactions, distributions and allocations. In 1998, 1997 and 1996 cash distributions of $3,492, $764 and $1,083 were paid, respectively, to the General Partners.

     JMB Properties Company, an affiliate of the Managing General Partner, provided property management services to the Partnership for the Wachovia Bank Building and Phillips Building in Winston-Salem, North Carolina through the date of its sale in December, 1994 at fees calculated at 3-1/2% of gross income. JMB Retail Properties Company (renamed Urban Retail Properties Company as of March 15, 1995), an affiliate of the Managing General Partner, provides property management services to the Partnership for the Bristol Mall in Bristol, Virginia at fees calculated at 5% of gross income from the property. In 1998, such affiliates earned property management and leasing fees amounting to $303,786. As of December 31, 1998, management and leasing fees due to such affiliates in the amount of $1,549,210 remain unpaid. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event for a fee greater than 5% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner, earned and received insurance brokerage commissions in 1998 aggregating $22,748 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage involved.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1998, the Managing General Partner earned reimbursements for such out-of-pocket expenses in the amount of $109,361, all of which was paid as of December 31, 1998.

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

Limited Partnership             Liquidity Fund Income-           356 Interests               Less than
Interests                       Growth '87 (1)                   directly (2)                1%

Limited Partnership             Liquidity Fund Income-           495 Interests               1.3%
Interests                       Growth '89 (1)                   directly (2)

Limited Partnership             Liquidity Fund 55 (1)            172.5 Interests             Less than
Interests                                                        directly (2)                1%





                                NAME OF                          AMOUNT AND NATURE
                                BENEFICIAL                       OF BENEFICIAL               PERCENT
TITLE OF CLASS                  OWNER                            OWNERSHIP                   OF CLASS
--------------                  ----------                       -----------------           --------

Limited Partnership             Liquidity Financial              2,601.84 Interests          6.8%
Interests                       Group, L.P. (1)                  indirectly (3)

Limited Partnership             Liquidity Financial              2,601.84 Interests          6.8%
Interests                       Corporation (1)                  indirectly (3)


     (1)  The address of each beneficial owner listed in this subsection (a)(i) is P.O. Box 882044, San Francisco,
California  94188.

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


                                NAME OF                          AMOUNT AND NATURE
                                BENEFICIAL                       OF BENEFICIAL               PERCENT
TITLE OF CLASS                  OWNER                            OWNERSHIP                   OF CLASS
--------------                  ----------                       -----------------           --------

(ii)

Limited Partnership             Equity Resource Bay              459.75 Interests            1.2%
Interests                       Fund Limited Partner-            directly
                                ship (1) (5)

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





     (b)  The Managing General Partner, its officers and directors and the Associate General Partner beneficially own the following Interests of the Partnership:

                                NAME OF                          AMOUNT AND NATURE
                                BENEFICIAL                       OF BENEFICIAL               PERCENT
TITLE OF CLASS                  OWNER                            OWNERSHIP                   OF CLASS
--------------                  ----------                       -----------------           --------
Limited Partnership
 Interests                      JMB Realty Corporation             5 Interests               Less than 1%
                                                                     directly

Limited Partnership             Managing General Partner,          5 Interests               Less than 1%
 Interests                      its officers and                     directly
                                directors and the Associate
                                General Partner as a group


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

     No annual report for the fiscal year 1998 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                  JMB INCOME PROPERTIES, LTD. - V

                  By:     JMB Realty Corporation
                          Managing General Partner


                          GAILEN J. HULL
                  By:     Gailen J. Hull
                          Senior Vice President
                  Date:   March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:     JMB Realty Corporation
                          Managing General Partner

                          JUDD D. MALKIN*
                  By:     Judd D. Malkin, Chairman and
                          Chief Financial Officer
                  Date:   March 22, 1999

                          NEIL G. BLUHM*
                  By:     Neil G. Bluhm, President and Director
                  Date:   March 22, 1999

                          H. RIGEL BARBER*
                  By:     H. Rigel Barber, Chief Executive Officer
                  Date:   March 22, 1999

                          GLENN E. EMIG*
                  By:     Glenn E. Emig, Chief Operating Officer
                  Date:   March 22, 1999


                          GAILEN J. HULL
                  By:     Gailen J. Hull, Senior Vice President
                          Principal Accounting Officer
                  Date:   March 22, 1999

                          A. LEE SACKS*
                  By:     A. Lee Sacks, Director
                  Date:   March 22, 1999

                          STUART C. NATHAN*
                  By:     Stuart C. Nathan,
                          Executive Vice President and Director
                  Date:   March 22, 1999

                  *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                          GAILEN J. HULL
                  By:     Gailen J. Hull
                          Attorney-in-Fact
                  Date:   March 22, 1999

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