Form 10-Q
period 1999-03-31
JMB INCOME PROPERTIES LTD V
filed 1999-05-17
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1999                                      Commission file #0-8716




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

                         CONSOLIDATED BALANCE SHEETS

                    MARCH 31, 1999 AND DECEMBER 31, 1998
                                 (UNAUDITED)


                                   ASSETS
                                   ------

                                              MARCH 31,       DECEMBER 31,
                                                1999             1998
                                            ------------      -----------
Current assets:
  Cash and cash equivalents. . . . . . .    $ 23,305,735        5,859,549
  Interest, rents and other
    receivables. . . . . . . . . . . . .         150,396          267,050
  Prepaid expenses . . . . . . . . . . .          11,398           59,954
                                            ------------     ------------
        Total current assets . . . . . .      23,467,529        6,186,553
                                            ------------     ------------

Properties held for sale or
  disposition. . . . . . . . . . . . . .       7,338,243       25,944,030

Deferred expenses. . . . . . . . . . . .          86,440          269,195
Accrued rents receivable . . . . . . . .           --             200,311
                                            ------------     ------------
                                            $ 30,892,212       32,600,089
                                            ============     ============

                       JMB INCOME PROPERTIES, LTD. - V
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURE

                   CONSOLIDATED BALANCE SHEETS - CONTINUED


            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
            -----------------------------------------------------

                                              MARCH 31,       DECEMBER 31,
                                                1999             1998
                                            ------------      -----------

Current liabilities:
  Current portion of long-term debt. . .    $    373,911          898,612
  Accounts payable . . . . . . . . . . .       1,938,296        1,792,206
  Accrued interest . . . . . . . . . . .         151,899          212,781
  Accrued real estate taxes. . . . . . .          62,402            --
                                            ------------     ------------
        Total current liabilities. . . .       2,526,508        2,903,599
Tenant security deposits . . . . . . . .           9,291           22,721
Construction loan payable. . . . . . . .           --           2,802,626
Long-term debt, less current
  portion. . . . . . . . . . . . . . . .      18,712,912       23,219,926
                                            ------------     ------------
Commitments and contingencies

        Total liabilities. . . . . . . .      21,248,711       28,948,872

Venture partner's subordinated
  equity in venture. . . . . . . . . . .      11,929,459       11,891,331

Partners' capital accounts
 (deficits):
  General partners:
    Capital contributions. . . . . . . .           1,000            1,000
    Cumulative net earnings (loss) . . .       1,599,163        1,537,012
    Cumulative cash distributions. . . .      (3,096,315)      (3,096,315)
                                            ------------     ------------
                                              (1,496,152)      (1,558,303)
                                            ------------     ------------
  Limited partners (38,505 interests):
    Capital contributions, net of
      offering costs . . . . . . . . . .      34,926,505       34,926,505
    Cumulative net earnings (loss) . . .      36,667,892       30,775,887
    Cumulative cash distributions. . . .     (72,384,203)     (72,384,203)
                                            ------------     ------------
                                                (789,806)      (6,681,811)
                                            ------------     ------------
        Total partners' capital
          accounts (deficits). . . . . .      (2,285,958)      (8,240,114)
                                            ------------     ------------
                                            $ 30,892,212       32,600,089
                                            ============     ============













        See accompanying notes to consolidated financial statements.

                       JMB INCOME PROPERTIES, LTD. - V
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURE

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (UNAUDITED)



                                                  1999            1998
                                               ----------      ----------
Income:
  Rental income. . . . . . . . . . . . . . .   $1,689,136       2,964,522
  Interest income. . . . . . . . . . . . . .      150,658          61,695
                                               ----------      ----------
                                                1,839,794       3,026,217
                                               ----------      ----------
Expenses:
  Mortgage and other interest. . . . . . . .      568,307         702,326
  Property operating expenses. . . . . . . .      993,277       1,272,989
  Professional services. . . . . . . . . . .       49,494          44,138
  Amortization of deferred expenses. . . . .        7,971          10,441
  General and administrative . . . . . . . .       51,842          33,665
                                               ----------      ----------
                                                1,670,891       2,063,559
                                               ----------      ----------
                                                  168,903         962,658
Venture partner's share of
  venture's operations . . . . . . . . . . .      (38,437)       (418,202)
                                               ----------      ----------
       Earnings (loss) before gain on
         sale of investment property . . . .      130,466         544,456

Gain on sale of investment property. . . . .    5,998,474           --
                                               ----------      ----------
       Earnings (loss) before extra-
         ordinary item . . . . . . . . . . .    6,128,940         544,456

Extraordinary item - write-off of
  unamortized deferred financing costs . . .     (174,784)          --
                                               ----------      ----------
       Net earnings (loss) . . . . . . . . .   $5,954,156         544,456
                                               ==========      ==========

       Net earnings (loss) per limited
        partnership interest:
          Earnings (loss) before gain on
            sale of investment property. . .   $     3.29           13.72
          Gain on sale of investment
            property . . . . . . . . . . . .       154.23           --
          Extraordinary item . . . . . . . .        (4.49)          --
                                               ----------      ----------
       Net earnings (loss) per
         limited partnership interest. . . .   $   153.03           13.72
                                               ==========      ==========
       Cash distributions per limited
         partnership interest. . . . . . . .   $    --              --
                                               ==========      ==========








        See accompanying notes to consolidated financial statements.

                       JMB INCOME PROPERTIES, LTD. - V
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURE

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (UNAUDITED)



                                                 1999             1998
                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . $  5,954,156         544,456
  Items not requiring (providing) cash
   or cash equivalents:
    Amortization of deferred expenses. . . .        7,971          10,441
    Venture partner's share of venture's
      operations . . . . . . . . . . . . . .       38,437         418,202
    Gain on sale of investment property. . .   (5,998,474)          --
    Extraordinary item . . . . . . . . . . .      174,784           --
    Rental income applied to construc-
      tion loan payable. . . . . . . . . . .      (17,166)         (5,864)
  Changes in:
    Interest, rents and other receivables. .      116,654          37,405
    Prepaid expenses . . . . . . . . . . . .       48,556           --
    Accrued rents receivable . . . . . . . .        5,003          12,052
    Accounts payable . . . . . . . . . . . .      146,090         101,468
    Accrued interest . . . . . . . . . . . .      (60,882)            575
    Accrued real estate taxes. . . . . . . .       62,402         104,393
    Tenant security deposits . . . . . . . .      (13,430)          2,000
                                             ------------     -----------
          Net cash provided by (used in)
            operating activities . . . . . .      464,101       1,225,128

Cash flows from investing activities:
  Additions to investment properties,
    net of related payables. . . . . . . . .     (200,000)       (626,425)
  Proceeds from sale of investment
    property . . . . . . . . . . . . . . . .   17,356,162           --
                                             ------------     -----------
          Net cash provided by (used in)
            investing activities . . . . . .   17,156,162        (626,425)
                                             ------------     -----------
Cash flows from financing activities:
  Cash proceeds from construction loan . . .        --            332,045
  Principal payments on long-term debt . . .     (173,768)       (198,331)
  Venture partner's contributions to
    venture. . . . . . . . . . . . . . . . .      207,256         207,284
  Distributions to venture partners. . . . .     (207,565)       (207,566)
                                             ------------     -----------
          Net cash provided by (used in)
            financing activities . . . . . .     (174,077)        133,432
                                             ------------     -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . .   17,446,186         732,135
          Cash and cash equivalents,
            beginning of year. . . . . . . .    5,859,549       5,407,496
                                             ------------     -----------
          Cash and cash equivalents,
            end of period. . . . . . . . . . $ 23,305,735       6,139,631
                                             ============     ===========

                       JMB INCOME PROPERTIES, LTD. - V
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURE

              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                 1999             1998
                                             ------------     -----------

Supplemental disclosure of cash flow
 information:
    Cash paid for mortgage and other
      interest . . . . . . . . . . . . . .   $    629,189         701,751
                                             ============     ===========

    Non-cash investing and financing
     activities:
      Rental income applied to
        construction loan payable. . . . . . $     17,166           --
                                             ============     ===========

Sale of investment property:
  Total sales proceeds, net of
   selling expenses. . . . . . . . . . . . . $ 24,216,567           --
  Principal balance on mortgage
   loan payable. . . . . . . . . . . . . . .   (4,074,945)          --
  Principal balance on construction
   loan payable. . . . . . . . . . . . . . .   (2,785,460)          --
                                             ------------    ------------
    Cash sales proceeds from
      sale of investment property,
      net of selling expenses. . . . . . . . $ 17,356,162           --
                                             ============    ============

































        See accompanying notes to consolidated financial statements.

                       JMB INCOME PROPERTIES, LTD. - V
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURE

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1999 AND 1998

                                 (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1998 which are included in the Partnership's 1998 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. The Partnership has concluded that it may dispose of a property by no longer funding operating deficits or debt service requirements thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of March 31, 1999, the Partnership and its consolidated venture have previously committed to plans to sell its remaining investment property. Accordingly, such consolidated property has been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The results of operations, net of venture partners' share, for this property and the property that was sold were $581,102 and $1,060,119, respectively, for the three months ended March 31, 1999 and 1998.

     Certain amounts in the 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 were as follows:
                                                                 Unpaid at
                                                                 March 31,
                                      1999          1998           1999
                                    -------        ------       ----------
Property management
 and leasing fees. . . . . . . .    $54,575        73,002       1,570,300
Insurance commissions. . . . . .     (2,773)        --              --
Reimbursement (at cost) for
 out-of-pocket expenses. . . . .      --               69           --
                                    -------        ------       ---------
                                    $51,802        73,071       1,570,300
                                    =======        ======       =========

     All amounts deferred or currently payable to the General Partners and their affiliates do not bear interest. The General Partners and their affiliates have deferred receipt of property management and leasing fees pursuant to the venture agreement for the Wachovia Bank Building and Phillips Building. Prior to 1995, an affiliate of the Managing General Partner provided management and leasing services. In December 1994, the affiliate sold all of its assets and assigned its interest in the management contracts, including the one for the Wachovia Bank Building and Phillips Building to an unaffiliated third party. In connection with such sale, an affiliate of the General Partners guaranteed payment to the unaffiliated third party of the portion of the fees currently deferred as discussed above. Such amounts are deferred until the sale or disposition of the property and are subordinated to certain distributions of net sale and refinancing proceeds. As of March 31, 1999, the General Partners and their affiliates have deferred receipt of approximately $1,531,000 (approximately $39 per interest) of such fees. This amount is reflected in accounts payable in the accompanying consolidated financial statements.

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

     The construction loan (prior to it being paid in full in February 1999 as discussed below) bore an interest rate of 10% per annum and interest accrued on the funds from the date of the advance. The Partnership was not required to make any payments on the loan until the first month after the opening date of the new anchor store (in August 1997). The Partnership was required to make monthly interest only payments for five years on the total amount advanced under the loan plus any accrued, but unpaid interest from the construction period. Thereafter, for the remaining 5-year term of the loan, the Partnership would have been required to make payments of both principal and interest based on a ten-year amortization schedule with the balance of unpaid principal due upon maturity. All rental amounts due from the tenant to the Partnership under the terms of the lease amendment were first applied against these debt service payments with any monthly rental amounts owed by J.C. Penney in excess of the Partnership's monthly payment applied as a principal reduction of the loan. Prior to the loan being paid in full, approximately $17,000 had been applied to principal in 1999.

     Pursuant to the loan agreement, the Partnership could repay all or any portion of the construction loan discussed above at any time without penalty. The Partnership repaid $2,000,000 in the second quarter of 1998.

     In the third quarter of 1998, the Partnership began negotiating a contract to sell the Bristol Mall with an unaffiliated third party. On February 17, 1999, the Partnership consummated such sale. The purchase price of the Property was $24,577,000. Upon closing, the Partnership received cash of approximately $17,400,000 (net of closing costs but before operating prorations). The cash received by the Partnership was also net of the repayment of the mortgage loan secured by the Property of approximately $4,100,000 and repayment of the construction loan of approximately $2,800,000. The Partnership recognized a gain of approximately $6,000,000 for financial reporting and expects to recognize a gain of approximately $7,600,000 for Federal income tax purposes in 1999. In addition, in connection with the sale of the Property and as is customary in such transactions, the Partnership agreed to certain representations, warranties and covenants with stipulated survival periods which expire on November 17, 1999 or earlier, as defined. Although it is not expected, the Partnership may ultimately have some liability under such representations, warranties and covenants which are limited to actual damages and shall in no event exceed $880,000 in the aggregate. The Property was classified as held for sale as of September 30, 1997 and therefore has not been subject to continued depreciation from such date for financial reporting purposes.

WACHOVIA BANK BUILDING AND PHILLIPS BUILDING

     Occupancy at the Wachovia Bank Building and Phillips Building was 49% at the March 31, 1999. Prior to December 31, 1995, substantially all of the Wachovia Bank Building was leased to one tenant, the Wachovia Bank. In 1996 and part of 1997, the Wachovia Bank retained approximately 117,000 square feet it had previously leased under the lease that expired on December 31, 1995. Beginning in the second quarter of 1997, the Wachovia Bank periodically approached the Partnership about leasing additional space. This resulted in the bank leasing approximately 82,000 square feet (approximately 9% of the buildings). In the first quarter of 1998, the Wachovia Bank notified the Partnership that it expected to vacate all, or substantially all of its space in the Wachovia Bank Building beginning in the third quarter of 1998. The Wachovia Bank is expected to retain its space in the Phillips Building (approximately 269,000 square feet) through the expiration of their current lease in February 2002. However, the Partnership expects the remaining space leased at March 31, 1999 to the Wachovia Bank in the Wachovia Bank Building (approximately 33,000 square feet) to be vacated prior to December 31, 1999.

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

     The Partnership's venture partner had agreed to contribute $10,700,000, before applicable interest, to the venture pursuant to a payment schedule from the closing date through August 1, 1996, when it would owe the balance of its obligation (approximately $7,600,000). The venture partner has continued to make contributions based on the old payment schedule rather than making the balloon payment in August 1996 as required. As a result, the venture partner is currently approximately $7,200,000 in arrears for such contributions as of the date of this report.

The venture partner's obligation to make such payment is secured only by its interest in the venture. In the fourth quarter of 1996, the Partnership notified the venture partner of its default effective August 1996. The Partnership has reached an agreement in principle with the venture partner whereby the Partnership would receive an option to purchase the venture partner's interest in the venture for $450,000. Under the option agreement, upon the closing of the purchase of such interest, the venture partner would also release the Partnership and the venture from any and all claims that the venture partner may have against the Partnership and the venture, including, without limitation, any amounts which may have accrued or been distributable prior to such closing date, and the Partnership and the venture would release the venture partner from any further liabilities under the Partnership Agreement, including, without limitation, the aforementioned obligation to make additional capital contributions. The Partnership expects that it would exercise the option to purchase the venture partner's interest immediately prior to the sale or other disposition of the property by the venture.

     The venture agreement was amended for fiscal 1998. The joint venture is currently operating under such amendment, which provides for profit and losses to be allocated based on the ratio of distributions to partners. Such ratio for 1999 is expected to be approximately 95% to the Partnership and 5% to the venture partner. A distribution of operating cash flow of approximately $3,591,000 was received by the Partnership in March 1999.

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1999 and for the three months ended March 31, 1999 and 1998.

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

     During 1998, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at prices ranging from between $140 and $170 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All such offers have expired. As of the date of this report, the Partnership is aware that 16.67% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At March 31, 1999, the Partnership and its consolidated venture had cash and cash equivalents of approximately $23,306,000. Such funds are available for distributions to partners, the potential purchase of the venture partner's interest in the joint venture which owns the Wachovia Bank and Phillips Buildings, and for working capital requirements.

     The Partnership currently expects to distribute approximately $14,439,000 ($375 per interest) to the Limited Partners of proceeds related to the sale of the Bristol Mall and approximately $2,732,000 to the General Partners in May 1999. A portion of the distribution to the General Partners (approximately $184,000) was calculated based on the sale price of the property.

     The General Partners and their affiliates have deferred payment of certain fees of approximately $1,531,000 (approximately $39 per interest) as of March 31, 1999 pursuant to the venture agreement for the Wachovia Bank Building and Phillips Building.

     The General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up in the near future, barring unforeseen economic developments. The Partnership's only remaining real estate asset is its joint venture interest in the Wachovia Bank and Phillips Buildings. The Partnership does not expect to realize any proceeds from the disposition of the Wachovia Bank and Phillips Buildings.

RESULTS OF OPERATIONS

     Significant variances between periods are primarily due to the sale of the Bristol Mall in February 1999.

     The increase in accrued real estate taxes as of March 31, 1999 as compared to December 31, 1998 is primarily due to the timing of payment for real estate taxes at the Wachovia Bank Building.

     The decrease in rental income for the three months ended March 31, 1999 as compared to the same period in 1998 is primarily due to the sale of the Bristol Mall and a decrease in occupancy at the Wachovia Bank Building.

     The increase in interest income for the three months ended March 31, 1999 as compared to the same period in 1998 is primarily due to the temporary investment of the proceeds from the sale of the Bristol Mall.

     The decrease in venture partner's share of venture's operations for the three months ended March 31, 1999 as compared to the same period in 1998 is primarily due to an amendment to the venture agreement which provides for substantially less income to be allocated to the venture partner.

YEAR 2000

     The Corporate General Partner has determined that it does not expect that the consequences of the Partnership's Year 2000 issues would have a material effect on the Partnership's business, results of operations or financial condition.


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                     OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1999:

                                                         1998                                1999
                                      --------------------------------------      ------------------------------
                                       At          At         At         At       At       At       At       At
                                      3/31        6/30       9/30      12/31     3/31     6/30     9/30    12/31
                                      ----        ----       ----      -----     ----     ----    -----    -----
1.  Wachovia Bank Building and
     Phillips Building
      Winston-Salem,
      North Carolina . . . . . . .     73%         75%        61%        56%      49%

2.  Bristol Mall
     Bristol, Virginia (a) . . . .     88%         88%        88%        87%      N/A




     (a)   The Partnership sold this property in February 1999.  Reference is made to the Notes for a description of such event.




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

           10-A.    Letter Agreement between Bristol Mall, L.L.C. and
Bristol Mall Associates dated February 16, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-8716) dated March 2, 1999.

           10-B.    Letter Agreement between Bristol Mall, L.L.C. and
Bristol Mall Associates dated January 7, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-8716) dated March 2, 1999.

           10-C.    Purchase Agreement between Bristol Mall Associates and
Bristol Mall, L.L.C., dated February 17, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-8716) dated March 2, 1999.

           27.      Financial Data Schedule

    --------------------

    * Previously filed as Exhibits 3-A and 3-B, respectively, to the Partnership's Report for December 31, 1992 on Form 10-K of the Securities Exchange Act of 1934 (File No. 0-8716) filed on March 19, 1993 and hereby incorporated herein by reference.

    (b) On March 2, 1999, the Partnership filed a report on Form 8-K with respect to the sale of the Bristol Mall on February 17, 1999. Such report on Form 8-K included a description of the sale.

                                 SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 JMB INCOME PROPERTIES, LTD. - V

                 BY:    JMB Realty Corporation
                        (Managing General Partner)




                        By:   GAILEN J. HULL
                              Gailen J. Hull, Senior Vice President
                        Date: May 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        By:   GAILEN J. HULL
                              Gailen J. Hull, Principal Accounting Officer
                        Date: May 12, 1999