Form 10-Q/A
period 1999-03-31
JMB INCOME PROPERTIES LTD V
filed 1999-05-27
CIK 202240

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549



                              FORM 10Q/A

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



     The undersigned registrant hereby amends the following section of its Report for the quarter ended March 31, 1999 on Form 10-Q as set forth in the pages attached hereto:

     ITEM 1.  FINANCIAL STATEMENTS

                          Pages 1 through 11

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            Pages 12 and 13


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      JMB INCOME PROPERTIES, LTD. - V

                      BY:   JMB Realty Corporation
                            Managing General Partner



                            By:  GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                                 and Principal Accounting Officer



Dated:  May 27, 1999

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                      CONSOLIDATED BALANCE SHEETS

                 MARCH 31, 1999 AND DECEMBER 31, 1998
                              (UNAUDITED)


                                ASSETS
                                ------

                                          MARCH 31,      DECEMBER 31,
                                            1999            1998
                                        ------------     -----------
Current assets:
  Cash and cash equivalents . . . . .   $ 23,305,735       5,859,549
  Interest, rents and other
    receivables . . . . . . . . . . .        150,396         267,050
  Prepaid expenses. . . . . . . . . .         11,398          59,954
                                        ------------    ------------
        Total current assets. . . . .     23,467,529       6,186,553
                                        ------------    ------------

Properties held for sale or
  disposition . . . . . . . . . . . .      7,338,243      25,944,030

Deferred expenses . . . . . . . . . .         86,440         269,195
Accrued rents receivable. . . . . . .          --            200,311
                                        ------------    ------------
                                        $ 30,892,212      32,600,089
                                        ============    ============

                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                CONSOLIDATED BALANCE SHEETS - CONTINUED


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

                                          MARCH 31,      DECEMBER 31,
                                            1999            1998
                                        ------------     -----------

Current liabilities:
  Current portion of long-term debt .   $    373,911         898,612
  Accounts payable. . . . . . . . . .      1,938,296       1,792,206
  Accrued interest. . . . . . . . . .        151,899         212,781
  Accrued real estate taxes . . . . .         62,402           --
                                        ------------    ------------
        Total current liabilities . .      2,526,508       2,903,599
Tenant security deposits. . . . . . .          9,291          22,721
Construction loan payable . . . . . .          --          2,802,626
Long-term debt, less current
  portion . . . . . . . . . . . . . .     18,712,912      23,219,926
                                        ------------    ------------
Commitments and contingencies

        Total liabilities . . . . . .     21,248,711      28,948,872

Venture partner's subordinated
  equity in venture . . . . . . . . .     11,929,459      11,891,331

Partners' capital accounts
 (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative net earnings (loss). .      1,599,163       1,537,012
    Cumulative cash distributions . .     (3,096,315)     (3,096,315)
                                        ------------    ------------
                                          (1,496,152)     (1,558,303)
                                        ------------    ------------
  Limited partners (38,505 interests):
    Capital contributions, net of
      offering costs. . . . . . . . .     34,926,505      34,926,505
    Cumulative net earnings (loss). .     36,667,892      30,775,887
    Cumulative cash distributions . .    (72,384,203)    (72,384,203)
                                        ------------    ------------
                                            (789,806)     (6,681,811)
                                        ------------    ------------
        Total partners' capital
          accounts (deficits) . . . .     (2,285,958)     (8,240,114)
                                        ------------    ------------
                                        $ 30,892,212      32,600,089
                                        ============    ============













     See accompanying notes to consolidated financial statements.

                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                              (UNAUDITED)



                                              1999           1998
                                           ----------     ----------
Income:
  Rental income . . . . . . . . . . . . .  $1,689,136      2,964,522
  Interest income . . . . . . . . . . . .     150,658         61,695
                                           ----------     ----------
                                            1,839,794      3,026,217
                                           ----------     ----------
Expenses:
  Mortgage and other interest . . . . . .     568,307        702,326
  Property operating expenses . . . . . .     993,277      1,272,989
  Professional services . . . . . . . . .      49,494         44,138
  Amortization of deferred expenses . . .       7,971         10,441
  General and administrative. . . . . . .      51,842         33,665
                                           ----------     ----------
                                            1,670,891      2,063,559
                                           ----------     ----------
                                              168,903        962,658
Venture partner's share of
  venture's operations. . . . . . . . . .     (38,437)      (418,202)
                                           ----------     ----------
       Earnings (loss) before gain on
         sale of investment property. . .     130,466        544,456

Gain on sale of investment property . . .   5,998,474          --
                                           ----------     ----------
       Earnings (loss) before extra-
         ordinary item. . . . . . . . . .   6,128,940        544,456

Extraordinary item - write-off of
  unamortized deferred financing costs. .    (174,784)         --
                                           ----------     ----------
       Net earnings (loss). . . . . . . .  $5,954,156        544,456
                                           ==========     ==========

       Net earnings (loss) per limited
        partnership interest:
          Earnings (loss) before gain on
            sale of investment property .  $     3.29          13.72
          Gain on sale of investment
            property. . . . . . . . . . .      154.23          --
          Extraordinary item. . . . . . .       (4.49)         --
                                           ----------     ----------
       Net earnings (loss) per
         limited partnership interest . .  $   153.03          13.72
                                           ==========     ==========
       Cash distributions per limited
         partnership interest . . . . . .  $    --             --
                                           ==========     ==========








     See accompanying notes to consolidated financial statements.

                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

              THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                              (UNAUDITED)



                                             1999            1998
                                         ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . .$  5,954,156        544,456
  Items not requiring (providing) cash
   or cash equivalents:
    Amortization of deferred expenses . .       7,971         10,441
    Venture partner's share of venture's
      operations. . . . . . . . . . . . .      38,437        418,202
    Gain on sale of investment property .  (5,998,474)         --
    Extraordinary item. . . . . . . . . .     174,784          --
    Rental income applied to construc-
      tion loan payable . . . . . . . . .     (17,166)        (5,864)
  Changes in:
    Interest, rents and other receivables     116,654         37,405
    Prepaid expenses. . . . . . . . . . .      48,556          --
    Accrued rents receivable. . . . . . .       5,003         12,052
    Accounts payable. . . . . . . . . . .     146,090        101,468
    Accrued interest  . . . . . . . . . .     (60,882)           575
    Accrued real estate taxes . . . . . .      62,402        104,393
    Tenant security deposits. . . . . . .     (13,430)         2,000
                                         ------------    -----------
          Net cash provided by (used in)
            operating activities. . . . .     464,101      1,225,128

Cash flows from investing activities:
  Additions to investment properties,
    net of related payables . . . . . . .    (200,000)      (626,425)
  Proceeds from sale of investment
    property. . . . . . . . . . . . . . .  17,356,162          --
                                         ------------    -----------
          Net cash provided by (used in)
            investing activities. . . . .  17,156,162       (626,425)
                                         ------------    -----------
Cash flows from financing activities:
  Cash proceeds from construction loan. .       --           332,045
  Principal payments on long-term debt. .    (173,768)      (198,331)
  Venture partner's contributions to
    venture . . . . . . . . . . . . . . .     207,256        207,284
  Distributions to venture partners . . .    (207,565)      (207,566)
                                         ------------    -----------
          Net cash provided by (used in)
            financing activities. . . . .    (174,077)       133,432
                                         ------------    -----------
          Net increase (decrease) in cash
            and cash equivalents. . . . .  17,446,186        732,135
          Cash and cash equivalents,
            beginning of year . . . . . .   5,859,549      5,407,496
                                         ------------    -----------
          Cash and cash equivalents,
            end of period . . . . . . . .$ 23,305,735      6,139,631
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
                                         ============    ===========

    Non-cash investing and financing
     activities:
      Rental income applied to
        construction loan payable . . . .$     17,166          --
                                         ============    ===========

Sale of investment property:
  Total sales proceeds, net of
   selling expenses . . . . . . . . . . .$ 24,216,567          --
  Principal balance on mortgage
   loan payable . . . . . . . . . . . . .  (4,074,945)         --
  Principal balance on construction
   loan payable . . . . . . . . . . . . .  (2,785,460)         --
                                         ------------   ------------
    Cash sales proceeds from
      sale of investment property,
      net of selling expenses . . . . . .$ 17,356,162          --
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


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 were as follows:
                                                           Unpaid at
                                                           March 31,
                                   1999        1998          1999
                                 -------      ------      ----------
Property management
 and leasing fees . . . . . .    $54,575      73,002      1,570,300
Insurance commissions . . . .     (2,773)      --             --
Reimbursement (at cost) for
 out-of-pocket expenses . . .      --             69          --
                                 -------      ------      ---------
                                 $51,802      73,071      1,570,300
                                 =======      ======      =========

     All amounts deferred or currently payable to the General Partners and their affiliates do not bear interest. The General Partners and their affiliates have deferred receipt of property management and leasing fees pursuant to the venture agreement for the Wachovia Bank Building and Phillips Building. Prior to 1995, an affiliate of the Managing General Partner provided management and leasing services. In December 1994, the affiliate sold all of its assets and assigned its interest in the management contracts, including the one for the Wachovia Bank Building and Phillips Building to an unaffiliated third party. In connection with such sale, an affiliate of the General Partners guaranteed payment to the unaffiliated third party of the portion of the fees currently deferred as discussed above. Such amounts are deferred until the sale or disposition of the property or upon the termination of the property management agreement and are expected to be paid at that time. As of March 31, 1999, the General Partners and their affiliates have deferred receipt of approximately $1,531,000 (approximately $39 per interest) of such fees. This amount is reflected in accounts payable in the accompanying consolidated financial statements.

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

     The General Partners and their affiliates have deferred payment of certain fees of approximately $1,531,000 (approximately $39 per interest) as of March 31, 1999 pursuant to the venture agreement for the Wachovia Bank Building and Phillips Building. Such amounts are deferred until the sale or disposition of the property or upon the termination of the property management agreement and are expected to be paid at that time.

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