Form 10-Q
period 1999-06-30
JMB INCOME PROPERTIES LTD V
filed 1999-08-13
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1999                                  Commission file #0-8716




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3


Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . .     13



PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . .     15


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     16

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                        CONSOLIDATED BALANCE SHEETS

                                    JUNE 30, 1999 AND DECEMBER 31, 1998
                                                (UNAUDITED)


                                                  ASSETS
                                                  ------
                                                                             JUNE 30,      DECEMBER 31,
                                                                              1999            1998
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  6,450,622      5,859,549
  Interest, rents and other receivables . . . . . . . . . . . . . . .            87,998        267,050
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .             --            59,954
                                                                           ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . .         6,538,620      6,186,553
                                                                           ------------   ------------

Properties held for sale or disposition . . . . . . . . . . . . . . .         7,339,573     25,944,030

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .            81,168        269,195
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .             --           200,311
                                                                           ------------   ------------
                                                                           $ 13,959,361     32,600,089
                                                                           ============   ============





                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                             JUNE 30,      DECEMBER 31,
                                                                              1999            1998
                                                                          -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $    382,909        898,612
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         1,714,251      1,792,206
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .           151,181        212,781
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .           124,804          --
                                                                           ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . .         2,373,145      2,903,599
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .             9,601         22,721
Construction loan payable . . . . . . . . . . . . . . . . . . . . . .             --         2,802,626
Long-term debt, less current portion. . . . . . . . . . . . . . . . .        18,613,743     23,219,926
                                                                           ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .        20,996,489     28,948,872

Venture partner's subordinated equity in venture. . . . . . . . . . .        12,009,315     11,891,331

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .         4,289,421      1,537,012
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (5,834,059)    (3,096,315)
                                                                           ------------   ------------
                                                                             (1,543,638)    (1,558,303)
                                                                           ------------   ------------
  Limited partners (38,505 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .        34,926,505     34,926,505
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .        34,394,268     30,775,887
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (86,823,578)   (72,384,203)
                                                                           ------------   ------------
                                                                            (17,502,805)    (6,681,811)
                                                                           ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . .       (19,046,443)    (8,240,114)
                                                                           ------------   ------------
                                                                           $ 13,959,361     32,600,089
                                                                           ============   ============

                       See accompanying notes to consolidated financial statements.

                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                             THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                (UNAUDITED)

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1999          1998          1999          1998
                                                  -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .    $1,348,734     2,873,335     3,037,870     5,837,857
  Interest income . . . . . . . . . . . . . . .       193,815        71,848       344,473       133,543
                                                   ----------    ----------    ----------    ----------
                                                    1,542,549     2,945,183     3,382,343     5,971,400
                                                   ----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . .       430,206       699,834       998,513     1,402,160
  Property operating expenses . . . . . . . . .       564,282     1,212,081     1,557,559     2,485,070
  Professional services . . . . . . . . . . . .         8,349         1,475        57,843        45,613
  Amortization of deferred expenses . . . . . .         5,272        10,441        13,243        20,882
  General and administrative. . . . . . . . . .        37,633        33,192        89,475        66,857
                                                   ----------    ----------    ----------    ----------
                                                    1,045,742     1,957,023     2,716,633     4,020,582
                                                   ----------    ----------    ----------    ----------
                                                      496,807       988,160       665,710     1,950,818
Venture partner's share of venture's
  operations. . . . . . . . . . . . . . . . . .       (80,173)       20,391      (118,610)     (397,811)
                                                   ----------    ----------    ----------    ----------
       Earnings (loss) before gain on
         sale of investment property. . . . . .       416,634     1,008,551       547,100     1,553,007

Gain on sale of investment property . . . . . .         --            --        5,998,474         --
                                                   ----------    ----------    ----------    ----------
       Earnings (loss) before extra-
         ordinary item. . . . . . . . . . . . .       416,634     1,008,551     6,545,574     1,553,007

Extraordinary item - write-off of
  unamortized deferred financing costs. . . . .         --            --         (174,784)        --
                                                   ----------    ----------    ----------    ----------
       Net earnings (loss). . . . . . . . . . .    $  416,634     1,008,551     6,370,790     1,553,007
                                                   ==========    ==========    ==========    ==========





                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1999          1998          1999          1998
                                                  -----------    ----------   -----------    ----------
       Net earnings (loss) per limited
        partnership interest:
          Earnings (loss) before gain on sale
            of investment property. . . . . . .    $    10.50         25.41         13.78         39.12
          Gain on sale of investment property .         --            --            84.68         --
          Extraordinary item. . . . . . . . . .         --            --            (4.49)        --
                                                   ----------    ----------    ----------    ----------
       Net earnings (loss) per limited
         partnership interest . . . . . . . . .    $    10.50         25.41         93.97         39.12
                                                   ==========    ==========    ==========    ==========
       Cash distributions per limited
         partnership interest . . . . . . . . .    $   375.00         --           375.00         --
                                                   ==========    ==========    ==========    ==========






















                       See accompanying notes to consolidated financial statements.

                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                (UNAUDITED)
                                                                                1999            1998
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $  6,370,790      1,553,007
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       13,243         20,882
    Venture partner's share of venture's operations . . . . . . . . . . . .      118,610        397,811
    Gain on sale of investment property . . . . . . . . . . . . . . . . . .   (5,998,474)         --
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . .      174,784          --
    Rental income applied to construction loan payable. . . . . . . . . . .      (17,166)         --
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .      179,052        126,293
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       59,954         62,341
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        5,003         24,104
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (77,955)        62,751
    Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (61,600)          (959)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      124,804        208,785
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .      (13,120)        (1,068)
                                                                            ------------    -----------
          Net cash provided by (used in) operating activities . . . . . . .      877,925      2,453,947

Cash flows from investing activities:
  Additions to investment properties, net of related payables . . . . . . .     (201,330)      (669,871)
  Proceeds from sale of investment property . . . . . . . . . . . . . . . .   17,356,162          --
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .   17,154,832       (669,871)
                                                                            ------------    -----------
Cash flows from financing activities:
  Cash proceeds from construction loan. . . . . . . . . . . . . . . . . . .        --           332,045
  Principal payments on construction loan . . . . . . . . . . . . . . . . .        --        (2,000,000)
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (263,939)      (401,195)
  Venture partner's contributions to venture. . . . . . . . . . . . . . . .      414,506        414,561
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .     (415,132)      (415,132)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .   (2,737,744)         --
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .  (14,439,375)         --
                                                                            ------------    -----------
          Net cash provided by (used in) financing activities . . . . . . .  (17,441,684)    (2,069,721)
                                                                            ------------    -----------




                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                           CONSOLIDATED STATEMENTS OF CASH FLOWS - CONSOLIDATED



                                                                                1999            1998
                                                                            ------------    -----------

          Net increase (decrease) in cash and cash equivalents. . . . . . .      591,073       (285,645)
          Cash and cash equivalents, beginning of year. . . . . . . . . . .    5,859,549      5,407,496
                                                                            ------------    -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . . $  6,450,622      5,121,851
                                                                            ============    ===========

Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest . . . . . . . . . . . . .     $    983,871      1,402,160
                                                                            ============    ===========

    Non-cash investing and financing activities:
      Rental income applied to construction loan payable. . . . . . . . . . $     17,166          --
                                                                            ============    ===========

Sale of investment property:
  Total sales proceeds, net of selling expenses . . . . . . . . . . . . . . $ 24,216,567          --
  Principal balance on mortgage loan payable. . . . . . . . . . . . . . . .   (4,074,945)         --
  Principal balance on construction loan payable. . . . . . . . . . . . . .   (2,785,460)         --
                                                                            ------------   ------------
    Cash sales proceeds from sale of investment property,
      net of selling expenses . . . . . . . . . . . . . . . . . . . . . . . $ 17,356,162          --
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

                        JUNE 30, 1999 AND 1998

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. The Partnership has concluded that it may dispose of a property by no longer funding operating deficits or debt service requirements thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of June 30, 1999, the Partnership and its consolidated venture have previously committed to plans to sell its remaining investment property. Accordingly, such consolidated property has been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The results of operations, net of venture partners' share, for this property and the property that was sold were $1,308,009 and $2,539,244, respectively, for the six months ended June 30, 1999 and 1998.

     Certain amounts in the 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1999 and for the six months ended June 30, 1999 and 1998 were as follows:

                                                           Unpaid at
                                                           June 30,
                                    1999       1998          1999
                                  -------    -------      ----------
Property management
 and leasing fees . . . . . .     $73,781    151,067      1,589,506
Insurance commissions . . . .       8,494     32,882          --
Reimbursement (at cost) for
 out-of-pocket expenses . . .          38      3,327          --
                                  -------    -------      ---------
                                  $82,313    187,276      1,589,506
                                  =======    =======      =========

     All amounts deferred or currently payable to the General Partners and their affiliates do not bear interest. The General Partners and their affiliates have deferred receipt of property management and leasing fees pursuant to the venture agreement for the 301 North Main Building and Phillips Building. Prior to 1995, an affiliate of the Managing General Partner provided management and leasing services. In December 1994, the affiliate sold all of its assets and assigned its interest in the management contracts, including the one for the 301 North Main Building and Phillips Building to an unaffiliated third party. In connection with such sale, an affiliate of the General Partners guaranteed payment to the unaffiliated third party of the portion of the fees currently deferred as discussed above. Such amounts are deferred until the sale or disposition of the property or upon the termination of the property management agreement and are expected to be paid at that time. As of June 30, 1999, the General Partners and their affiliates have deferred receipt of approximately $1,550,000 (approximately $39 per interest) of such fees. This amount is reflected in accounts payable in the accompanying consolidated financial statements. Such amounts are deferred until the sale or disposition of the property or upon the termination of the property management agreement and are expected to be paid at that time.

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

     The cost of the construction of the anchor store, as well as the mall enhancement was approximately $12,080,000 (including pre-development costs). The Partnership had also budgeted for certain tenant improvement costs (approximately $1,860,000) in connection with the mall enhancement. However, as a result of the sale of the property discussed below, the Partnership did not incur such costs.

     The Partnership utilized a construction loan provided by J.C. Penney for certain construction costs up to $4,665,200, which was fully funded at March 31, 1998.

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

     On February 17, 1999, the Partnership consummated the sale of the Bristol Mall to an unaffiliated third party. The purchase price of the Property was $24,577,000. Upon closing, the Partnership received cash of approximately $17,400,000 (net of closing costs but before operating prorations). The cash received by the Partnership was also net of the repayment of the mortgage loan secured by the Property of approximately $4,100,000 and repayment of the construction loan of approximately $2,800,000. The Partnership recognized a gain of approximately $6,000,000 for financial reporting and expects to recognize a gain of approximately $7,600,000 for Federal income tax purposes in 1999. In addition, in connection with the sale of the Property and as is customary in such transactions, the Partnership agreed to certain representations, warranties and covenants with stipulated survival periods which expire on November 17, 1999 or earlier, as defined. Although it is not expected, the Partnership may ultimately have some liability under such representations, warranties and covenants which are limited to actual damages, and shall in no event exceed $880,000 in the aggregate. The Property was classified as held for sale as of September 30, 1997 and therefore has not been subject to continued depreciation from such date for financial reporting purposes.

301 NORTH MAIN BUILDING AND PHILLIPS BUILDING

     Occupancy at the 301 North Main Building and Phillips Building was 47% at June 30, 1999. Prior to December 31, 1995, substantially all of the 301 North Main Building was leased to one tenant, the Wachovia Bank. In 1996 and part of 1997, the Wachovia Bank retained approximately 117,000 square feet it had previously leased under the lease that expired on December 31, 1995. Beginning in the second quarter of 1997, the Wachovia Bank periodically approached the Partnership about leasing additional space. This resulted in the bank leasing approximately 82,000 square feet (approximately 9% of the buildings). In the first quarter of 1998, the Wachovia Bank notified the Partnership that it expected to vacate all, or substantially all of its space in the 301 North Main Building beginning in the third quarter of 1998. However, the Partnership expects the remaining space leased at June 30, 1999 to the Wachovia Bank in the 301 North Main Building (approximately 20,000 square feet) to be vacated prior to December 31, 1999. The Wachovia Bank is expected to retain its space in the Phillips Building (approximately 269,000 square feet) through the expiration of their current lease in February 2002.

     Re-leasing the vacant space in the 301 North Main Building would likely require major renovation to the building as well as significant tenant improvements which, in turn, would be contingent upon the Partnership obtaining financing for these tenant replacement costs. Unless replacement tenants are secured on acceptable terms for the remaining space, it is unlikely that the Partnership will commit any additional funds to the property for leasing or re-leasing activity. This may result in the Partnership no longer having an ownership interest in the two office buildings. This action would result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. Additionally, the Partnership could be required to remit to the state tax authorities withholding for taxes due as a result of this action. This withholding amount is currently estimated to be approximately $650,000.

     In 1986, the Partnership's venture partner had agreed to contribute $10,700,000, before applicable interest, to the venture pursuant to a payment schedule from the closing date through August 1, 1996, when it would owe the balance of its obligation (approximately $7,600,000). The venture partner has continued to make contributions (from its share of the property's cash flow) based on the old payment schedule rather than making the balloon payment in August 1996 as required. As a result, the venture partner is currently approximately $7,200,000 in arrears for such contributions as of the date of this report. The venture partner's obligation to make such payment is secured only by its interest in the venture. In the fourth quarter of 1996, the Partnership notified the venture partner of its default effective August 1996. The Partnership has reached an agreement in principle with the venture partner whereby the Partnership would receive an option to purchase the venture partner's interest in the venture for $450,000. Under such agreement, upon the closing of the purchase of such interest, the venture partner would also release the Partnership and the venture from any and all claims that the venture partner may have against the Partnership and the venture, including, without limitation, any amounts which may have accrued or been distributable prior to such closing date, and the Partnership and the venture would release the venture partner from any further liabilities under the Partnership Agreement, including, without limitation, the aforementioned obligation to make additional capital contributions. The Partnership expects that it would exercise the option to purchase the venture partner's interest immediately prior to the sale or other disposition of the property by the venture. However, there can be no assurance that such agreement will be finalized on these or any other terms.

     The venture agreement was amended for fiscal 1998. The joint venture is currently operating under such amendment, which provides for profit and losses to be allocated based on the ratio of distributions to partners. Such ratio for 1999 is expected to be approximately 95% to the Partnership and 5% to the venture partner. Distributions of operating cash flow of approximately $3,660,000 have been received by the Partnership as of June 30, 1999.

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998.

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

     During 1998, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at prices ranging from between $140 and $170 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All such offers have expired. As of the date of this report, the Partnership is aware that 16.72% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At June 30, 1999, the Partnership and its consolidated venture had cash and cash equivalents of approximately $6,451,000. Such funds are available for distributions to partners, the potential purchase of the venture partner's interest in the joint venture which owns the 301 North Main and Phillips Buildings, and for working capital requirements.

     In May 1999, the Partnership distributed approximately $14,439,000 ($375 per interest) to the Limited Partners and approximately $2,738,000 to the General Partners representing proceeds related to the sale of the Bristol Mall. A portion of the distribution to the General Partners (approximately $184,000) was calculated based on the sale price of the property.

     The General Partners and their affiliates have deferred payment of certain fees of approximately $1,550,000 (approximately $39 per interest) as of June 30, 1999 pursuant to the venture agreement for the 301 North Main Building and Phillips Building. Such amounts are deferred until the sale or disposition of the property or upon the termination of the property management agreement and are expected to be paid at that time.

     The General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up in the near future, barring unforeseen economic developments. The Partnership's only remaining real estate asset is its joint venture interest in the 301 North Main and Phillips Buildings. The Partnership does not expect to realize any distributable proceeds from the disposition of the 301 North Main and Phillips Buildings.

RESULTS OF OPERATIONS

     Significant variances between periods are primarily due to the sale of the Bristol Mall in February 1999.

     The decrease in prepaid expenses at June 30, 1999 as compared to December 31, 1998 is primarily due to the timing of payment for insurance at the 301 North Main and Phillips Buildings.

     The increase in accrued real estate taxes at June 30, 1999 as compared to December 31, 1998 is primarily due to the timing of payment for real estate taxes at the 301 North Main and Phillips Buildings.

     The decrease in rental income for the three and six months ended June 30, 1999 as compared to the same period in 1998 is primarily due to the sale of the Bristol Mall in February 1999 and a decrease in occupancy at the 301 North Main Building.

     The increase in interest income for the three and six months ended June 30, 1999 as compared to the same period in 1998 is primarily due to the temporary investment of the proceeds from the sale of the Bristol Mall prior to the distribution of such proceeds to the General and Limited Partners in May 1999.

     The decrease in venture partner's share of venture's operations for the six months ended June 30, 1999 as compared to the same period in 1998 is primarily due to an amendment to the venture agreement which provides for less income to be allocated to the venture partner. The income allocation is calculated using the venture partner's proportional share of distributions from the venture.

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


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1999:

                                                   1998                             1999
                                --------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1.  301 North Main Building and
     Phillips Building
      Winston-Salem,
      North Carolina. . . . . . .   73%        75%       61%       56%      49%     47%

2.  Bristol Mall
     Bristol, Virginia (a). . . .   88%        88%       88%       87%      N/A     N/A




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

    (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                              SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                JMB INCOME PROPERTIES, LTD. - V

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 13, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 13, 1999