Form 10-Q
period 1999-09-30
JMB INCOME PROPERTIES LTD V
filed 1999-11-12
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1999                             Commission file #0-8716




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

                                        CONSOLIDATED BALANCE SHEETS

                                 SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                                (UNAUDITED)


                                                  ASSETS
                                                  ------
                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              1999            1998
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  6,605,561      5,859,549
  Interest, rents and other receivables . . . . . . . . . . . . . . .            92,271        267,050
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .            44,644         59,954
                                                                           ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . .         6,742,476      6,186,553
                                                                           ------------   ------------

Investment property:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,949,914          --
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . .        11,399,502          --
                                                                           ------------   ------------
                                                                             13,349,416          --
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . .        (7,050,115)         --
                                                                           ------------   ------------
        Total investment property, net of accumulated
          depreciation. . . . . . . . . . . . . . . . . . . . . . . .         6,299,301          --

Properties held for sale or disposition . . . . . . . . . . . . . . .             --        25,944,030
                                                                           ------------   ------------

        Total investment properties . . . . . . . . . . . . . . . . .         6,299,301     25,944,030

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .            75,897        269,195
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .             --           200,311
                                                                           ------------   ------------
                                                                           $ 13,117,674     32,600,089
                                                                           ============   ============





                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              1999            1998
                                                                          -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $    392,124        898,612
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         1,694,101      1,792,206
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .           150,447        212,781
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .           187,205          --
                                                                           ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . .         2,423,877      2,903,599
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .            13,282         22,721
Construction loan payable . . . . . . . . . . . . . . . . . . . . . .             --         2,802,626
Long-term debt, less current portion. . . . . . . . . . . . . . . . .        18,512,188     23,219,926
                                                                           ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .        20,949,347     28,948,872

Venture partner's subordinated equity in venture. . . . . . . . . . .        12,009,057     11,891,331

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .         4,265,592      1,537,012
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (5,834,059)    (3,096,315)
                                                                           ------------   ------------
                                                                             (1,567,467)    (1,558,303)
                                                                           ------------   ------------
  Limited partners (38,505 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .        34,926,505     34,926,505
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .        33,623,810     30,775,887
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (86,823,578)   (72,384,203)
                                                                           ------------   ------------
                                                                            (18,273,263)    (6,681,811)
                                                                           ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . .       (19,840,730)    (8,240,114)
                                                                           ------------   ------------
                                                                           $ 13,117,674     32,600,089
                                                                           ============   ============

                       See accompanying notes to consolidated financial statements.

                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                (UNAUDITED)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                SEPTEMBER 30
                                                 --------------------------  --------------------------
                                                      1999          1998          1999          1998
                                                  -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .    $1,301,666     2,479,674     4,339,536     8,317,531
  Interest income . . . . . . . . . . . . . . .        76,181        64,327       420,654       197,870
                                                   ----------    ----------    ----------    ----------
                                                    1,377,847     2,544,001     4,760,190     8,515,401
                                                   ----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . .       452,081       644,853     1,450,594     2,047,013
  Depreciation. . . . . . . . . . . . . . . . .     1,044,702         --        1,044,702         --
  Property operating expenses . . . . . . . . .       645,412     1,209,383     2,202,971     3,694,453
  Professional services . . . . . . . . . . . .         3,484         --           61,327        45,613
  Amortization of deferred expenses . . . . . .         5,271        10,441        18,514        31,323
  General and administrative. . . . . . . . . .        21,118        31,464       110,593        98,321
                                                   ----------    ----------    ----------    ----------
                                                    2,172,068     1,896,141     4,888,701     5,916,723
                                                   ----------    ----------    ----------    ----------
                                                     (794,221)      647,860      (128,511)    2,598,678
Venture partner's share of venture's
  operations. . . . . . . . . . . . . . . . . .           (66)     (213,284)     (118,676)     (611,095)
                                                   ----------    ----------    ----------    ----------
       Earnings (loss) before gain on
         sale of investment property. . . . . .      (794,287)      434,576      (247,187)    1,987,583

Gain on sale of investment property . . . . . .         --            --        5,998,474         --
                                                   ----------    ----------    ----------    ----------
       Earnings (loss) before extra-
         ordinary item. . . . . . . . . . . . .      (794,287)      434,576     5,751,287     1,987,583

Extraordinary item - write-off of
  unamortized deferred financing costs. . . . .         --            --         (174,784)        --
                                                   ----------    ----------    ----------    ----------
       Net earnings (loss). . . . . . . . . . .    $ (794,287)      434,576     5,576,503     1,987,583
                                                   ==========    ==========    ==========    ==========





                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                SEPTEMBER 30
                                                 --------------------------  --------------------------
                                                      1999          1998          1999          1998
                                                  -----------    ----------   -----------    ----------
       Net earnings (loss) per limited
        partnership interest:
          Earnings (loss) before gain on sale
            of investment property. . . . . . .    $   (20.01)        10.95         (6.23)        50.07
          Gain on sale of investment property .         --            --            84.68         --
          Extraordinary item. . . . . . . . . .         --            --            (4.49)        --
                                                   ----------    ----------    ----------    ----------
       Net earnings (loss) per limited
         partnership interest . . . . . . . . .    $   (20.01)        10.95         73.96         50.07
                                                   ==========    ==========    ==========    ==========
       Cash distributions per limited
         partnership interest . . . . . . . . .    $    --            --           375.00         --
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

                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                (UNAUDITED)
                                                                                1999            1998
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $  5,576,503      1,987,583
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,044,702          --
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       18,514         31,323
    Venture partner's share of venture's operations . . . . . . . . . . . .      118,676        611,095
    Gain on sale of investment property . . . . . . . . . . . . . . . . . .   (5,998,474)         --
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . .      174,784          --
    Rental income applied to construction loan payable. . . . . . . . . . .      (17,166)       (16,419)
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .      174,779        178,579
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,310        (32,465)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        5,003         45,837
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (98,105)        54,141
    Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (62,334)       (19,892)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      187,205        313,178
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (9,439)        (1,068)
                                                                            ------------    -----------
          Net cash provided by (used in) operating activities . . . . . . .    1,129,958      3,151,892

Cash flows from investing activities:
  Additions to investment properties, net of related payables . . . . . . .     (205,760)      (670,197)
  Proceeds from sale of investment property . . . . . . . . . . . . . . . .   17,356,162          --
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .   17,150,402       (670,197)
                                                                            ------------    -----------
Cash flows from financing activities:
  Cash proceeds from construction loan. . . . . . . . . . . . . . . . . . .        --           332,045
  Principal payments on construction loan . . . . . . . . . . . . . . . . .        --        (2,000,000)
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (356,279)      (608,697)
  Venture partner's contributions to venture. . . . . . . . . . . . . . . .      621,748        621,831
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .     (622,698)      (622,697)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .   (2,737,744)         --
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .  (14,439,375)         --
                                                                            ------------    -----------
          Net cash provided by (used in) financing activities . . . . . . .  (17,534,348)    (2,277,518)
                                                                            ------------    -----------




                                      JMB INCOME PROPERTIES, LTD. - V
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                           CONSOLIDATED STATEMENTS OF CASH FLOWS - CONSOLIDATED



                                                                                1999            1998
                                                                            ------------    -----------

          Net increase (decrease) in cash and cash equivalents. . . . . . .      746,012        204,177
          Cash and cash equivalents, beginning of year. . . . . . . . . . .    5,859,549      5,407,496
                                                                            ------------    -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . . $  6,605,561      5,611,673
                                                                            ============    ===========

Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest . . . . . . . . . . . . .     $  1,436,685      1,735,516
                                                                            ============    ===========

    Non-cash investing and financing activities:
      Rental income applied to construction loan payable. . . . . . . . . . $     17,166         16,419
                                                                            ============    ===========

Sale of investment property:
  Total sales proceeds, net of selling expenses . . . . . . . . . . . . . . $ 24,216,567          --
  Principal balance on mortgage loan payable. . . . . . . . . . . . . . . .   (4,074,945)         --
  Principal balance on construction loan payable. . . . . . . . . . . . . .   (2,785,460)         --
                                                                            ------------   ------------
    Cash sales proceeds from sale of investment property,
      net of selling expenses . . . . . . . . . . . . . . . . . . . . . . . $ 17,356,162          --
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

                      SEPTEMBER 30, 1999 AND 1998

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. The Partnership has concluded that it may dispose of a property by no longer funding operating deficits or debt service requirements thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The Partnership's commitment to a plan for sale or disposal has to date however not resulted in a sale or disposition. As a result, the Partnership has made an adjustment to record depreciation expense as of June 30, 1999 that would have been recognized had the 301 North Main and Phillips Building not been considered "held for sale or disposition". Further, the Partnership has begun to record depreciation expense for the 301 North Main Building and Phillips Building commencing July 1, 1999. The results of operations for the property that was sold were ($154,576) and $627,519, respectively, for the nine months ended September 30, 1999 and 1998.

     Certain amounts in the 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1999 and for the nine months ended September 30, 1999 and 1998 were as follows:

                                                         Unpaid at
                                                        September 30,
                                   1999        1998         1999
                                 --------    -------    -------------
Property management
 and leasing fees . . . . . .    $ 93,181    235,704      1,608,907
Insurance commissions . . . .       8,494     32,882          --
Reimbursement (at cost) for
 out-of-pocket expenses . . .          38      3,470          --
                                 --------    -------      ---------
                                 $101,713    272,056      1,608,907
                                 ========    =======      =========

     All amounts deferred or currently payable to the General Partners and their affiliates do not bear interest. The General Partners and their affiliates have deferred receipt of property management and leasing fees pursuant to the venture agreement for the 301 North Main Building and Phillips Building. Prior to 1995, an affiliate of the Managing General Partner provided management and leasing services. In December 1994, the affiliate sold all of its assets and assigned its interest in the management contracts, including the one for the 301 North Main Building and Phillips Building to an unaffiliated third party. In connection with such sale, an affiliate of the General Partners guaranteed payment to the unaffiliated third party of the portion of the fees currently deferred of approximately $1,570,000 (approximately $40 per interest) as discussed above. Such amounts are deferred until the sale or disposition of the property or upon the termination of the property management agreement and are expected to be paid at that time. All amounts due affiliates are reflected in accounts payable in the accompanying consolidated financial statements.

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

301 NORTH MAIN BUILDING AND PHILLIPS BUILDING

     Occupancy at the 301 North Main Building (formerly the Wachovia Bank Building) and Phillips Building was 46% at September 30, 1999. Prior to December 31, 1995, substantially all of the 301 North Main Building was leased to one tenant, the Wachovia Bank. In 1996 and part of 1997, the Wachovia Bank retained approximately 117,000 square feet it had previously leased under the lease that expired on December 31, 1995. Beginning in the second quarter of 1997, the Wachovia Bank periodically approached the Partnership about leasing additional space. This resulted in the bank leasing approximately 82,000 square feet (approximately 9% of the buildings). In the first quarter of 1998, the Wachovia Bank notified the Partnership that it expected to vacate all, or substantially all of its space in the 301 North Main Building beginning in the third quarter of 1998. Most of this space has been vacated and the Partnership expects the remaining space leased at September 30, 1999 to the Wachovia Bank in the 301 North Main Building (approximately 8,000 square feet) to be vacated prior to December 31, 1999. The Wachovia Bank is expected to retain its space in the Phillips Building (approximately 269,000 square feet) through the expiration of its current lease in February 2002.

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

     In 1986, the Partnership's venture partner had agreed to contribute $10,700,000, before applicable interest, to the venture pursuant to a payment schedule from the closing date through August 1, 1996, when it would owe the balance of its obligation (approximately $7,600,000). The venture partner has continued to make contributions (from its share of the property's cash flow) based on the old payment schedule rather than making the balloon payment in August 1996 as required. As a result, the venture partner is currently approximately $7,100,000 in arrears for such contributions as of the date of this report. The venture partner's obligation to make such payment is secured only by its interest in the venture. In the fourth quarter of 1996, the Partnership notified the venture partner of its default effective August 1996. The Partnership has reached an agreement in principle with the venture partner whereby the Partnership would receive an option to purchase the venture partner's interest in the venture for $450,000. Under such agreement, upon the closing of the purchase of such interest, the venture partner would also release the Partnership and the venture from any and all claims that the venture partner may have against the Partnership and the venture, including, without limitation, any amounts which may have accrued or been distributable prior to such closing date, and the Partnership and the venture would release the venture partner from any further liabilities under the Partnership Agreement, including, without limitation, the aforementioned obligation to make additional capital contributions. The Partnership expects that it would exercise the option to purchase the venture partner's interest immediately prior to the sale or other disposition of the property by the venture. However, there can be no assurance that such agreement will be finalized on these or any other terms.

     The venture agreement was amended for fiscal 1998. The joint venture is currently operating under such amendment, which provides for profit and losses to be allocated based on the ratio of distributions to partners. Such ratio for 1999 is expected to be approximately 95% to the Partnership and 5% to the venture partner. Distributions of operating cash flow of approximately $3,745,000 have been received by the Partnership as of September 30, 1999.

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998.

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

     At September 30, 1999, the Partnership and its consolidated venture had cash and cash equivalents of approximately $6,605,000. Such funds are available for distributions to partners, the potential purchase of the venture partner's interest in the joint venture which owns the 301 North Main and Phillips Buildings, payment of withholding for taxes upon disposal of the 301 North Main and Phillips Building, and for working capital requirements.

     In May 1999, the Partnership distributed approximately $14,439,000 ($375 per interest) to the Limited Partners and approximately $2,738,000 to the General Partners representing proceeds related to the sale of the Bristol Mall. A portion of the distribution to the General Partners (approximately $184,000) was calculated based on the sale price of the property.

     The General Partners and their affiliates have deferred payment of certain fees of approximately $1,570,000 (approximately $40 per interest) as of September 30, 1999 pursuant to the venture agreement for the 301 North Main Building and Phillips Building. Such amounts are deferred until the sale or disposition of the property or upon the termination of the property management agreement and are expected to be paid at that time.

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

     The increase in investment property at September 30, 1999 compared to December 31, 1998 is primarily due to the Partnership no longer classifying the 301 North Main and Phillips Buildings as held for sale or disposition.

     The increase in accrued real estate taxes at September 30, 1999 as compared to December 31, 1998 is primarily due to the timing of the payment of real estate taxes at the 301 North Main and Phillips Buildings.

     The decrease in rental income for the three and nine months ended September 30, 1999 as compared to the same periods in 1998 is primarily due to the sale of the Bristol Mall in February 1999 and a decrease in occupancy at the 301 North Main Building.

     The increase in interest income for the nine months ended Septem-ber 30, 1999 as compared to the same period in 1998 is primarily due to the temporary investment of the proceeds from the sale of the Bristol Mall prior to the distribution of such proceeds to the General and Limited Partners in May 1999.

     The increase in depreciation for the three and nine months ended September 30, 1999 as compared to the same periods in 1998 is primarily due to an adjustment and commencement of continued depreciation at the 301 North Main and Phillips Building as a result of the Partnership no longer classifying this property as held for sale or disposition.

     The decrease in venture partner's share of venture's operations for the nine months ended September 30, 1999 as compared to the same period in 1998 is primarily due to an amendment to the venture agreement which provides for less income to be allocated to the venture partner. The income allocation is calculated using the venture partner's proportional share of distributions from the venture. Additionally, the decrease is also due to a decrease in earnings due to the decrease in occupancy and the commencement of continued depreciation at the 301 North Main and Phillips Buildings.

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


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1999:

                                                   1998                             1999
                                --------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1.  301 North Main Building and
     Phillips Building
      Winston-Salem,
      North Carolina. . . . . . .   73%        75%       61%       56%      49%     47%     46%

2.  Bristol Mall
     Bristol, Virginia (a). . . .   88%        88%       88%       87%      N/A     N/A     N/A




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


                JMB INCOME PROPERTIES, LTD. - V

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 10, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 10, 1999