Form 10-K405
period 1999-12-31
JMB INCOME PROPERTIES LTD V
filed 2000-03-28
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1999                  Commission file number 0-8716


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

                             TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . .    1

Item 2.      Properties. . . . . . . . . . . . . . . . . . .    5

Item 3.      Legal Proceedings . . . . . . . . . . . . . . .    7

Item 4.      Submission of Matters to a
             Vote of Security Holders. . . . . . . . . . . .    7


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters . . . . . . . .    7

Item 6.      Selected Financial Data . . . . . . . . . . . .    8

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . .   12

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk . . . . . . . . .   16

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . .   17

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure. . . . . . . . . . . . . .   40


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . . .   40

Item 11.     Executive Compensation. . . . . . . . . . . . .   43

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . .   44

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . .   49


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .   49


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .   51

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's joint venture's real estate investment is located in North Carolina. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2026. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment property as quickly as practicable and to wind up its affairs in the near future barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:

                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 1999,
NAME, TYPE OF PROPERTY                        DATE OF     ORIGINAL INVESTED
    AND LOCATION                  SIZE       PURCHASE  CAPITAL PERCENTAGE (a)           TYPE OF OWNERSHIP
----------------------         ----------    --------  ----------------------         ---------------------
1. Wachovia Bank
    Building
    and Phillips
    Building
    office buildings
    Winston-Salem,
    North Carolina . . .        692,000       1-31-77             27%                 fee ownership of land and
                                 sq.ft.                                               improvements (through joint
                                 n.r.a.                                               venture partnership)
                                                                                      (b) (c) (d) (e)
2. Bristol Mall
    shopping center
    Bristol, Virginia. .         488,000      8-31-77          2-17-99                fee ownership of land and
                                 sq.ft.                                               improvements (f)
                                 g.l.a.
3. Catawba Mall
    shopping center
    Hickory,
    North Carolina . . .        260,500       1-30-78       sold 9-26-83              fee ownership of improve-
                                 sq.ft.                   reacquired 8-8-89           ments and ground leasehold
                                 g.l.a.                     sold 5-23-91              interest in land
4. Five Points Plaza
    shopping center
    Valdosta, Georgia. .        178,000       1-30-78          6-16-86                fee ownership of land and
                                 sq.ft.                                                improvements
                                 g.l.a.
5. Northcross Mall
    shopping center
    Austin, Texas. . . .        289,000       1-31-78          2-18-88                fee ownership of land and
                                 sq.ft.                                                improvements (through
                                 g.l.a.                                                joint venture partnership)
6. South DeKalb Mall
    shopping center
    Decatur, Georgia . .        326,000       7-28-78          6-30-86                fee ownership of land and
                                 sq.ft.                                                improvements (through
                                 g.l.a.                                                joint venture partnership)
7. Edgewater
    shopping center
    Foster City,
    California . . . . .        114,000       9-22-78          3-31-86                fee ownership of land and
                                 sq.ft.                                                improvements (through
                                 g.l.a.                                                joint venture partnership)





                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 1999,
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
                                 sq.ft.                                                improvements
                                 n.r.a.





---------------

(a) The computation of this percentage for properties held at December 31, 1999 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

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

(f) Reference is made to the Notes filed with this annual report for a description of the sale of this investment property.


     The Partnership's real property investment, through joint venture, is subject to competition from similar types of properties in the respective vicinity in which it is located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in a market where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and capital improvement plans of the Partnership for its investment property. Approximate occupancy levels for the property are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its property in its market primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, the investment property held at December 31, 1999 is adequately insured.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's property as of December 31, 1999.

     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.



ITEM 2.  PROPERTIES

     The Partnership owns, through a joint venture partnership, the interest in the property referred to under Item 1 above to which reference is hereby made for a description of said property.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1999 and 1998 for the Partnership's investment properties owned during 1999:

                                                                 1998                        1999
                                                       -------------------------   -------------------------
                                 Principal              At     At     At     At     At     At     At     At
                                 Business              3/31   6/30   9/30  12/31   3/31   6/30   9/30  12/31
                                 ----------            ----   ----   ----  -----   ----   ----  -----  -----
1. 301 North Main Building
    and Phillips Building
    Winston-Salem,
    North Carolina . . . . . .   Banking                73%    75%    61%    56%    49%    47%    46%    46%

2. Bristol Mall
    Bristol, Virginia. . . . .   Retail (A)             88%    88%    88%    87%    N/A    N/A    N/A    N/A

----------

     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     (A)   The property was sold on February 17, 1999.  Reference is made to the Notes for a further description of such event.



ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1998 and 1999.




                                  PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1999, there were 3,091 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the Investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner, which, may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                          JMB INCOME PROPERTIES, LTD. - V
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                    DECEMBER 31, 1999, 1998, 1997, 1996 AND 1995
                                   (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                                  1999           1998           1997           1996           1995
                              -----------    -----------    -----------     ----------     ----------
Total income . . . . . . .    $ 6,110,138     11,306,958     10,428,313      9,872,882     11,164,462
                              ===========    ===========     ==========     ==========     ==========
Earnings (loss) before
 gain on sale investment
 property and extra-
 ordinary item . . . . . .    $  (297,683)     2,615,329      1,218,375        804,839      1,313,875
Gain on sale of
 investment property . . .      5,998,474          --             --             --             --
Extraordinary item . . . .       (174,784)         --             --             --             --
                              -----------    -----------     ----------     ----------     ----------
Net earnings (loss). . . .    $ 5,526,007      2,615,329      1,218,375        804,839      1,313,875
                              ===========    ===========     ==========     ==========     ==========
Net earnings (loss) per
 Limited Partner
 Interest (b):
   Earnings (loss) before
     gain on sale of
     investment property
     and extraordinary
     item. . . . . . . . .    $     (7.50)         65.88          30.69          20.28          33.10
   Gain on sale of invest-
     ment property . . . .          84.68          --             --             --             --
   Extraordinary item. . .          (4.49)         --             --             --             --
                              -----------    -----------     ----------     ----------     ----------
    Net earnings
     (loss). . . . . . . .    $     72.69          65.88          30.69          20.28          33.10
                              ===========    ===========     ==========     ==========     ==========
Total assets . . . . . . .    $12,745,693     32,600,089     32,327,478     30,258,324     26,729,695
Long-term debt . . . . . .    $18,408,189     23,219,926     24,118,537     24,939,477      5,880,735
Cash distributions per
 Limited Partner
 Interest (c). . . . . . .    $    376.71           3.03           1.71            .99           1.67
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



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1999



Property
--------

301 N. Main
Building and
Philips Building    a)   The net rentable area ("NRA")
                         occupancy rate and average
                         base rent per square foot as of
                         December 31 for each of the last
                         five years were as follows:

                                                       NRA              Avg. Base Rent Per
                          December 31,            Occupancy Rate        Square Foot (1)
                          ------------            --------------        ------------------

                          1995                      100%                  6.68
                          1996                       63%                  9.08
                          1997                       72%                  8.10
                          1998                       56%                 10.61
                          1999                       46%                  7.28

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


                    c)      The following table sets forth certain
                            information with respect to the expiration of leases for the next ten years at the 301 N. Main Building and Phillips Building:

                                                                                Annualized         Percent of
                                             Number of         Approx. Total    Base Rent          Total 1999
                            Year Ending      Expiring          NRA of Expiring  of Expiring        Base Rent
                            December 31,     Leases            Leases (1)       Leases             Expiring
                            ------------     ---------         ---------------  -----------        ----------
                             2000                7                  37,853          505,710             22%
                             2001                1                   5,760           72,000              3%
                             2002                2                 270,208        1,571,160             67%
                             2003               --                   --               --                --
                             2004                1                   4,064           44,176              2%
                             2005               --                   --               --                --
                             2006               --                   --               --                --
                             2007               --                   --               --                --
                             2008               --                   --               --                --
                             2009                1                   3,013           24,104              1%

                             (1)  Excludes leases that expire in 2000 for which
                                  renewal leases or leases with replacement tenants
                                  have been executed as of January 21, 2000.

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

     During 1998, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at prices ranging from between $140 and $170 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All such offers have expired. As of the date of this report, the Partnership is aware that 16.73% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At December 31, 1999, the Partnership and its consolidated venture had cash and cash equivalents of approximately $6,319,000. Such funds are available for distributions to partners, the purchase of the venture partner's interest in the Wachovia Venture, payment of withholding for taxes upon disposal of the 301 North Main and Phillips Building, and working capital requirements, including the payment of deferred fees as discussed below. Due to the re-leasing issues, the 301 N. Main Bank Building and Phillips Building is not expected to be a significant source of future liquidity. In such regard, reference is made to the Partnership's property specific discussions below. The venture's mortgage obligation is a non-recourse loan secured by the investment property and therefore, the Partnership and its venture are not personally liable for the payment of the mortgage indebtedness.

     In May 1999, the Partnership distributed approximately $14,439,000 ($375 per interest) to the Limited Partners and approximately $2,738,000 to the General Partners representing proceeds related to the sale of the Bristol Mall. A portion of the distribution to the General Partners (approximately $184,000) was calculated based on the sale price of the property.

     The General Partners and their affiliates have deferred payment of certain management and leasing fees of approximately $1,589,000 (approximately $40 per interest) as of December 31, 1999 pursuant to the venture agreement for the 301 North Main Building and Phillips Building. Such amounts are deferred until the sale or disposition of the property or upon the termination of the property management agreement and are expected to be paid at that time.

BRISTOL MALL

     On February 17, 1999, the Partnership sold the land, building and related improvements of the Bristol Mall for $24,577,000. Reference is made to the Notes for a further description of such transaction.


301 N. MAIN BUILDING AND PHILLIPS BUILDING

     Occupancy at 301 N. Main Building (formerly the Wachovia Bank Building) and Phillips Building was 46% at the end of 1999. Prior to December 31, 1995, substantially all of the Wachovia Bank Building was leased to one tenant, the Wachovia Bank. In the first quarter of 1998, the Wachovia Bank notified the Partnership that it expected to vacate all, or substantially all of its space in the 301 N. Main Building (approximately 200,000 square feet) beginning in the third quarter of 1998. The Partnership expects the remaining space leased at December 31, 1999 to the Wachovia Bank (approximately 17,000 square feet) to be vacated in 2000. However, the Partnership expects the Wachovia Bank to remain in its space in the Phillips Building (approximately 269,000 square feet) until the expiration of its current lease in February 2002.

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

     In 1986, the Partnership's venture partner had agreed to contribute $10,700,000, before applicable interest, to the venture pursuant to a payment schedule from the closing date through August 1, 1996, when it would owe the balance of its obligation (approximately $7,600,000). The venture partner has continued to make contributions (from its share of the property's cash flow) based on the old payment schedule rather than making the balloon payment in August 1996 as required. As a result, the venture partner is currently approximately $7,087,000 in arrears for such contributions as of the date of this report. The venture partner's obligation to make such payment is secured only by its interest in the venture. In the fourth quarter of 1996, the Partnership notified the venture partner of its default effective August 1996. The Partnership and the venture partner had been negotiating an agreement under which the Partnership would purchase the venture partner's interest in the venture. In December 1999, the Partnership and the venture partner entered into an agreement (the "Option Agreement"), effective January 1, 1999, under which the Partnership was given the option to purchase the venture partner's interest on or before January 31, 2002. If the Partnership exercises its option, the purchase price for the interest would be $230,000 and the Partnership would release the venture partner from its obligations to make contributions as discussed above. As a result of the negotiations, and in consideration of the venture partner granting a full release to the Partnership and the venture, the Partnership and venture partner also concurrently entered into a forbearance agreement, under which the Partnership agreed to not pursue its legal remedies against the venture partner for its default related to such obligation until November 1, 2000. Additionally, the Partnership agreement was amended to: (1) convert the venture partner's minority general partner interest in the venture to a limited partner interest; (2) provide that no further distributions of cash flow will be made to the venture partner after December 1999, at which time $200,000 representing cash flow from operations and reserves was distributed; and (3) provide that the venture partner (assuming the option under the option agreement is not exercised) would receive 30% of any net sale proceeds (as defined) if the gross sale price of the property is $40,000,000 or greater. Under the Option Agreement, upon the closing of the purchase of such interest, the venture partner would also release the Partnership and the venture from any and all claims that the venture partner may have against the Partnership and the venture, including, without limitation, any amounts which may have accrued or been distributable prior to such closing date, and the Partnership and the venture would release the venture partner from any further liabilities under the Partnership agreement, including, without limitation, the aforementioned obligation to make additional capital contributions. The Partnership expects that it would exercise the option to purchase the venture partner's interest immediately prior to the sale or other disposition of the property by the venture.

     The Partnership Agreement had been previously amended effective for fiscal year 1998 and, as a result of the December 1999 amendment referred to above, again for all subsequent years. Per the amendments, profits and losses are allocated based on the ratio of distributions to the partners, approximately 85% and 80% to the Partnership and 15% and 20% to the venture partner of 1999 and 1998, respectively. For financial reporting and Federal income tax purposes, the venture continues to report the payments of approximately $830,000 annually on the obligation referred to above as deemed to be made (and contributed for financial reporting purposes only) to the venture partner.

     The joint venture commenced marketing the property for sale. However, due to the limited cash flow generated by the property and the short-term nature of the major tenant lease, it is not expected that a sale would generate any significant proceeds.

GENERAL

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partner in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     The General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are currently expected to be wound up in 2002, after the expiration of the Wachovia Bank lease in the Phillip's Building discussed above, barring unforeseen economic developments. However, the Partnership may liquidate prior to 2002 if the Partnership is able to sell the 301 N. Main and Phillips Buildings, as the Partnership's joint venture interest in these buildings is the only remaining real estate asset. The Partnership does not expect to realize any distributable proceeds from the disposition of the 301 North Main and Phillips Buildings.

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

     The increase in investment property at December 31, 1999 as compared to December 31, 1998 is primarily due to the Partnership no longer classifying the 301 North Main and Phillips Buildings as held for sale or disposition.

     The increase in rental income for 1998 as compared to 1997 is primarily due to the opening of the JC Penney store in August 1997, an increase in charges to tenants due to an increase in operating expenses and an increase in tenant sales resulting in additional rental payments at the Bristol Mall. Such increase is partially offset by the decrease in occupancy at the 301 N. Main Bank Building.

     The increase in interest income for 1999 as compared to 1998 is primarily due to the temporary investment of the proceeds from the sale of the Bristol Mall prior to the distribution of such proceeds to the General and Limited Partners in May 1999. The decrease in interest income for 1998 as compared to 1997 is primarily due to the payment of costs related to the addition and mall enhancement and the prepayment of $2,000,000 on the construction loan at the Bristol Mall in 1998 resulting in lower average cash balances available for temporary investment.

     The increase in mortgage and other interest for 1998 as compared to 1997 is due to the commencement of payment of interest on the construction note in August 1997.

     The increase in depreciation for 1999 as compared to 1998 is primarily due to an adjustment and commencement of continued depreciation at the 301 North Main and Phillips Building as a result of the Partnership no longer classifying this property as held for sale or disposition. The decrease in depreciation for 1998 as compared to 1997 is primarily due to the Bristol Mall being classified as held for sale at September 30, 1997.

     The increase in professional service for 1999 as compared to 1998 and 1997 is primarily due to additional legal fees incurred by the Partnership for the option agreement related to the Wachovia venture.

     The decrease in venture partner's share of venture's operations for 1999 as compared to 1998 and 1998 as compared to 1997 is primarily due to an amendment of the venture agreement which provided for less operating income of the venture to be allocated to the venture partner.

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

YEAR 2000

     The Partnership has not experienced any material disruption in its operations or those of its consolidated venture in connection with the century change and does not expect any such disruption in the future. The Partnership has not needed to implement contingency plans, has not had any material remediation costs and does not anticipate that its future costs of remediation will be material. However, there can be no assurance that disruption may not occur in the future or that the cost of any required remediation may not be material.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership has identified interest rate changes as a potential market risk. However, as the Partnership's long-term debt bears interest at a fixed rate and is non-recourse to the Partnership, the Partnership does not believe that it is exposed to market risk relating to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      JMB INCOME PROPERTIES, LTD. - V
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                                   INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1999 and 1998

Consolidated Statements of Operations, years ended December 31,
  1999, 1998 and 1997

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows, years ended December 31,
  1999, 1998 and 1997

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - V and consolidated venture at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.









                                                    KPMG LLP


Chicago, Illinois
March 16, 2000


                                          JMB INCOME PROPERTIES, LTD. - V
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1999 AND 1998

                                                      ASSETS
                                                      ------
                                                                                 1999               1998
                                                                             ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .     $  6,318,944         5,859,549
  Interest, rents and other receivables. . . . . . . . . . . . . . . . .           94,796           267,050
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           27,903            59,954
                                                                             ------------       -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . .        6,441,643         6,186,553
                                                                             ------------       -----------

Investment properties, at cost - Schedule III:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,949,914             --
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . .       11,399,502             --
                                                                             ------------       -----------
                                                                               13,349,416             --
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . .       (7,115,991)            --
                                                                             ------------       -----------
          Total investment property, net of accumulated depreciation . .        6,233,425             --

Properties held for sale or disposition. . . . . . . . . . . . . . . . .            --           25,944,030
                                                                             ------------       -----------

          Total investment properties. . . . . . . . . . . . . . . . . .        6,233,425        25,944,030

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .           70,625           269,195
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . .            --              200,311
                                                                             ------------       -----------
                                                                             $ 12,745,693        32,600,089
                                                                             ============       ===========




                                          JMB INCOME PROPERTIES, LTD. - V
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE
                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------
                                                                                 1999               1998
                                                                             ------------       -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . .     $    401,561           898,612
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,791,513         1,792,206
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . .          149,694           212,781
                                                                             ------------       -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . .        2,342,768         2,903,599
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . .           14,986            22,721
Construction loan payable. . . . . . . . . . . . . . . . . . . . . . . .            --            2,802,626
Long-term debt, less current portion . . . . . . . . . . . . . . . . . .       18,408,189        23,219,926
                                                                             ------------       -----------
Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . .       20,765,943        28,948,872

Venture partner's subordinated equity in venture . . . . . . . . . . . .       11,938,602        11,891,331

Partners' capital accounts (deficits):
  General partners:
     Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000             1,000
     Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . .        4,264,078         1,537,012
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (5,835,971)       (3,096,315)
                                                                             ------------       -----------
                                                                               (1,570,893)       (1,558,303)
                                                                             ------------       -----------
  Limited partners (38,505 interests):
     Capital contributions, net of offering costs. . . . . . . . . . . .       34,926,505        34,926,505
     Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . .       33,574,828        30,775,887
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (86,889,292)      (72,384,203)
                                                                             ------------       -----------
                                                                              (18,387,959)       (6,681,811)
                                                                             ------------       -----------
          Total partners' capital accounts (deficits). . . . . . . . . .      (19,958,852)       (8,240,114)
                                                                             ------------       -----------
                                                                             $ 12,745,693        32,600,089
                                                                             ============       ===========




                           See accompanying notes to consolidated financial statements.

                                          JMB INCOME PROPERTIES, LTD. - V
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                               1999             1998              1997
                                                           ------------     ------------      ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . .     $  5,605,074       11,046,128        10,104,269
  Interest income. . . . . . . . . . . . . . . . . . .          505,064          260,830           324,044
                                                           ------------     ------------      ------------
                                                              6,110,138       11,306,958        10,428,313
                                                           ------------     ------------      ------------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . .        1,900,432        2,686,420         2,341,216
  Depreciation . . . . . . . . . . . . . . . . . . . .        1,110,578            --              293,017
  Property operating expenses. . . . . . . . . . . . .        2,886,136        4,920,180         4,969,750
  Professional services. . . . . . . . . . . . . . . .          101,300           76,254            83,018
  Amortization of deferred expenses. . . . . . . . . .           23,786           41,765            29,703
  General and administrative . . . . . . . . . . . . .          137,037          130,840           134,606
                                                           ------------     ------------      ------------
                                                              6,159,269        7,855,459         7,851,310
                                                           ------------     ------------      ------------
                                                                (49,131)       3,451,499         2,577,003
Venture partner's share of venture's operations. . . .         (248,552)        (836,170)       (1,358,628)
                                                           ------------     ------------      ------------
          Earnings (loss) before gain on sale of
            investment property. . . . . . . . . . . .         (297,683)       2,615,329         1,218,375

Gain on sale of investment property. . . . . . . . . .        5,998,474            --                --
                                                           ------------     ------------      ------------
          Earnings (loss) before extraordinary item. .        5,700,791        2,615,329         1,218,375

Extraordinary item - write-off of unamortized
  deferred financing costs . . . . . . . . . . . . . .         (174,784)           --                --
                                                           ------------     ------------      ------------
          Net earnings (loss). . . . . . . . . . . . .     $  5,526,007        2,615,329         1,218,375
                                                           ============     ============      ============





                                          JMB INCOME PROPERTIES, LTD. - V
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                                   YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                               1999             1998              1997
                                                           ------------     ------------      ------------

          Net earnings (loss) per limited
           partnership interest:
            Earnings (loss) before gain on sale
              of investment property . . . . . . . . .     $      (7.50)           65.88             30.69
            Gain on sale of investment property. . . .            84.68            --                --
            Extraordinary item . . . . . . . . . . . .            (4.49)           --                --
                                                           ------------     ------------      ------------

          Net earnings (loss) per limited
            partnership interest . . . . . . . . . . .     $      72.69            65.88             30.69
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

                                             JMB INCOME PROPERTIES, LTD. - V
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                      YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                 GENERAL PARTNERS                             LIMITED PARTNERS (38,505 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                       CONTRI-
                                                                       BUTIONS
                            NET                                        NET OF         NET
               CONTRI-    EARNINGS        CASH                        OFFERING     EARNINGS       CASH
               BUTIONS     (LOSS)     DISTRIBUTIONS      TOTAL         COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
               -------   ----------   -------------   -----------   -----------   ----------  ------------- -----------
Balance
 (deficits)
 December 31,
 1996. . . . .  $1,000    1,422,001     (3,092,059)   (1,669,058)   34,926,505    27,057,194   (72,201,879)(10,218,180)

Net earnings
 (loss). . . .    --         36,551          --           36,551         --        1,181,824         --      1,181,824
Cash distri-
 butions
 ($1.71 per
 limited
 partnership
 interest) . .    --          --              (764)         (764)        --            --          (65,843)    (65,843)
                ------   ----------     ----------    ----------    ----------    ----------   -----------  ----------
Balance
 (deficits)
 December 31,
 1997. . . . .   1,000    1,458,552     (3,092,823)   (1,633,271)   34,926,505    28,239,018   (72,267,722) (9,102,199)

Net earnings
 (loss). . . .    --         78,460          --           78,460         --        2,536,869         --      2,536,869
Cash distri-
 butions
 ($3.03 per
 limited
 partnership
 interest) . .    --          --            (3,492)       (3,492)        --            --         (116,481)   (116,481)
                ------   ----------     ----------    ----------    ----------    ----------   -----------  ----------




                                             JMB INCOME PROPERTIES, LTD. - V
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                      CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                 GENERAL PARTNERS                             LIMITED PARTNERS (38,505 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                       CONTRI-
                                                                       BUTIONS
                            NET                                        NET OF         NET
               CONTRI-    EARNINGS        CASH                        OFFERING     EARNINGS       CASH
               BUTIONS     (LOSS)     DISTRIBUTIONS      TOTAL         COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
               -------   ----------   -------------   -----------   -----------   ----------  ------------- -----------

Balance
 (deficits)
 December 31,
 1998. . . . .   1,000    1,537,012     (3,096,315)   (1,558,303)   34,926,505    30,775,887   (72,384,203) (6,681,811)


Net earnings
 (loss). . . .    --      2,727,066          --        2,727,066         --        2,798,941         --      2,798,941
Cash distri-
 butions
 ($376.71 per
 limited
 partnership
 interest) . .    --          --        (2,739,656)   (2,739,656)        --            --      (14,505,089)(14,505,089)
                ------   ----------     ----------    ----------    ----------    ----------   ----------- -----------
Balance
 (deficits)
 December 31,
 1999. . . . .  $1,000    4,264,078     (5,835,971)   (1,570,893)   34,926,505    33,574,828   (86,889,292)(18,387,959)
                ======   ==========     ==========    ==========    ==========    ==========   =========== ===========











                              See accompanying notes to consolidated financial statements.

                                             JMB INCOME PROPERTIES, LTD. - V
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                1999            1998               1997
                                                            -----------      -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . .      $ 5,526,007        2,615,329         1,218,375
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . .        1,110,578            --              293,017
    Amortization of deferred expenses. . . . . . . . .           23,786           41,765            29,703
    Venture partner's share of venture's operations. .          248,552          836,170         1,358,628
    Gain on sale of investment property. . . . . . . .       (5,998,474)           --                --
    Extraordinary item . . . . . . . . . . . . . . . .          174,784            --                --
    Rental income applied to construction
      loan payable . . . . . . . . . . . . . . . . . .          (17,166)         (43,162)          (23,561)
  Changes in:
    Interest, rents and other receivables. . . . . . .          172,254           98,355           (91,852)
    Prepaid expenses . . . . . . . . . . . . . . . . .           32,051            2,387             --
    Accrued rents receivable . . . . . . . . . . . . .            5,003           81,591            55,761
    Accounts payable . . . . . . . . . . . . . . . . .             (693)         131,922            37,732
    Accrued interest . . . . . . . . . . . . . . . . .          (63,087)         (20,942)          218,540
    Accrued real estate taxes. . . . . . . . . . . . .            --               --             (480,208)
    Tenant security deposits . . . . . . . . . . . . .           (7,735)            (768)           (1,179)
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
           operating activities. . . . . . . . . . . .        1,205,860        3,742,647         2,614,956
                                                            -----------      -----------       -----------





                                             JMB INCOME PROPERTIES, LTD. - V
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                1999            1998               1997
                                                            -----------      -----------       -----------
Cash flows from investing activities:
  Additions to investment properties, net of
   related payables. . . . . . . . . . . . . . . . . .         (205,760)        (680,559)       (8,147,986)
  Proceeds from sale of investment property. . . . . .       24,216,567            --                --
  Proceeds from sale of land parcel. . . . . . . . . .            --               --               70,015
  Escrow refunds . . . . . . . . . . . . . . . . . . .            --               --            1,005,343
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
           investing activities. . . . . . . . . . . .       24,010,807         (680,559)       (7,072,628)
                                                            -----------      -----------       -----------
Cash flows from financing activities:
  Cash proceeds from construction loan . . . . . . . .            --             332,045         3,070,875
  Principal payments on construction loan. . . . . . .       (2,785,460)      (2,000,000)            --
  Principal payments on long-term debt . . . . . . . .       (4,525,786)        (820,939)         (749,993)
  Refund of deferred financing fees. . . . . . . . . .            --               --                6,050
  Venture partner's contributions to venture . . . . .          828,982          829,095           829,197
  Distributions to venture partner . . . . . . . . . .       (1,030,263)        (830,263)       (2,941,832)
  Distributions to limited partners. . . . . . . . . .      (14,505,089)        (116,481)          (65,843)
  Distributions to general partners. . . . . . . . . .       (2,739,656)          (3,492)             (764)
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . .      (24,757,272)      (2,610,035)          147,690
                                                            -----------      -----------       -----------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . .          459,395          452,053        (4,309,982)

          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . .        5,859,549        5,407,496         9,717,478
                                                            -----------      -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . .      $ 6,318,944        5,859,549         5,407,496
                                                            ===========      ===========       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest,
    net of capitalized interest. . . . . . . . . . . .      $ 1,963,519        2,304,677         2,175,263
                                                            ===========      ===========       ===========
  Non-cash investing and financing activities:
      Rental income applied to construction
        loan payable . . . . . . . . . . . . . . . . .      $    17,166           43,162            23,561
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

                      JMB INCOME PROPERTIES, LTD. - V
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 1999, 1998 AND 1997



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds (through a joint venture) one real estate investment. Business activities consist of rentals to a variety of commercial companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs in 2002, after the expiration of the Wachovia Bank lease in the Phillips Building. However, the Partnership may liquidate prior to 2002 if it is able to sell the 301 N. Main and Phillips Buildings.

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

Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1999 and 1998 is summarized as follows:



                                                       1999                                1998
                                                     -------------------------------------------------------------
                                          GAAP BASIS         TAX BASIS        GAAP BASIS         TAX BASIS
                                                            (UNAUDITED)                         (UNAUDITED)
                                         ------------       -----------      ------------       ----------
Total assets . . . . . . . . . . . .      $12,745,693        19,558,846       32,600,089        28,757,516
Partners' capital
 accounts (deficits):
  General partners . . . . . . . . .       (1,570,893)         (874,685)      (1,558,303)         (980,053)
  Limited partners . . . . . . . . .      (18,387,959)       (2,745,641)      (6,681,811)        6,040,852
Net earnings (loss):
  General partners . . . . . . . . .        2,727,066         2,839,732           78,460            69,839
  Limited partners . . . . . . . . .        2,798,941         5,718,596        2,536,869         2,317,327
Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . . . . .            72.69            148.52            65.88             60.18
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($6,307,419 and $5,556,856 at December 31, 1999 and 1998, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consist primarily of refinancing and commitment fees. Such fees are amortized over the terms of the related notes using the straight-line method.

     Although certain leases of the Partnership provided for tenant occupancy during periods for which no rent is due, the Partnership accrued rental income for the full period of occupancy on a straight-line basis. Such amounts are reflected in accrued rents receivable in the accompanying balance sheets.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law, and may be required in the future, to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

     The Partnership acquired, either directly or through joint ventures, two office building complexes and nine shopping centers. Ten properties have been sold or disposed of by the Partnership through December 31, 1999.

The remaining property owned at December 31, 1999 was operating. The cost of the investment property represents the total cost to the Partnership and its venture plus miscellaneous acquisition costs.

     Depreciation on the properties has been provided over the estimated useful lives of the various components as follows:

                                                               YEARS
                                                               -----

       Buildings and improvements--150% declining-balance
         or straight-line. . . . . . . . . . . . . . . .        5-40
                                                                ====

     The investment property is pledged as security for the long-term debt, for which there is no recourse to the Partnership or its venture.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. The Partnership has concluded that it may dispose of a property by no longer funding operating deficits or debt service requirements thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The Partnership's commitment to a plan for sale or disposal has to date however not resulted in a sale or disposition. As a result, the Partnership has made an adjustment to record depreciation expense as of June 30, 1999 that would have been recognized had the 301 North Main and Phillips Building not been considered "held for sale or disposition." Further, the Partnership has begun to record depreciation expense for the 301 North Main Building and Phillips Building commencing July 1, 1999. The results of operations for the property that was sold were ($156,699), $1,058,204 and $597,685, respectively, for the years ended December 31, 1999, 1998 and 1997.

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

VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 1999 is a party to one operating joint venture agreement. Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the venture.

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

INVESTMENT PROPERTIES

     301 N. MAIN AND PHILLIPS BUILDING

     In July 1986, the Partnership contributed its 100% ownership interest in the 301 N. Main Building and Phillips Building to Wachovia, a newly formed joint venture partnership.

     The Partnership's venture partner had agreed to contribute $10,700,000, before applicable interest, to the venture pursuant to a payment schedule from the closing date through August 1, 1996, when it would owe the balance of its obligation (approximately $7,600,000). The venture partner has continued to make contributions based on the old payment schedule rather than making the balloon payment in August 1996 as required. As a result, the venture partner is currently approximately $7,087,000 in arrears for such contributions as of the date of this report.

The venture partner's obligation to make such payment is secured only by its interest in the venture. In the fourth quarter of 1996, the Partnership notified the venture partner of its default effective August 1996. The Partnership and the venture partner had been negotiating an agreement under which the Partnership would purchase the venture partner's interest in the venture. In December 1999, the Partnership and the venture partner entered into an agreement (the "Option Agreement"), effective January 1, 1999, under which the Partnership was given the option to purchase the venture partner's interest on or before January 31, 2002. If the Partnership exercises its option, the purchase price for the interest would be $230,000 and the Partnership would release the venture partner from its obligations to make contributions as discussed above. As a result of the negotiations, and in consideration of the venture partner granting a full release to the Partnership and the venture, the Partnership and venture partner also concurrently entered into a forbearance agreement, under which the Partnership agreed to not pursue its legal remedies against the venture partner for its default related to such obligation until November 1, 2000. Additionally, the Partnership agreement was amended to:
(1) convert the venture partner's minority general partner interest in the venture to a limited partner interest; (2) provide that no further distributions of cash flow will be made to the venture partner after December 1999, at which time $200,000 representing cash flow from operations and reserves was distributed; and (3) provide that the venture partner (assuming the option under the option agreement is not exercised) would receive 30% of any net sale proceeds (as defined) if the gross sale price of the property is $40,000,000 or greater. Under the Option Agreement, upon the closing of the purchase of such interest, the venture partner would also release the Partnership and the venture from any and all claims that the venture partner may have against the Partnership and the venture, including, without limitation, any amounts which may have accrued or been distributable prior to such closing date, and the Partnership and the venture would release the venture partner from any further liabilities under the Partnership agreement, including, without limitation, the aforementioned obligation to make additional capital contributions. The Partnership expects that it would exercise the option to purchase the venture partner's interest immediately prior to the sale or other disposition of the property by the venture.

     The venture agreement had provided for certain preferred return levels of annual cash flow to the Partnership and the venture partner with any remaining annual cash flow allocated, in general, 65% to the Partnership and 35% to the venture partner through December 1995. Subsequent to December 1995, all annual cash flow is distributable 65% and 35% to the Partnership and venture partner, respectively. For Federal income tax purposes and financial reporting purposes, profits and losses from operation were allocated 65% to the Partnership and 35% to the venture partner. The Partnership Agreement had been previously amended effective for fiscal year 1998 and, as a result of the December 1999 amendment referred to above, again for all subsequent years. Per the amendments, profits and losses are allocated based on the ratio of distributions to the partners, approximately 85% and 80% to the Partnership and 15% and 20% to the venture partner of 1999 and 1998, respectively. For financial reporting and Federal income tax purposes, the venture continues to report the payments of approximately $830,000 annually on the obligation referred to above as deemed to be made (and contributed for financial reporting purposes only) to the venture partner.

    Wachovia reached an agreement with the current mortgage lender to modify and extend the existing mortgage note effective November 1, 1996. The loan requires principal and interest payments based on a 22 year amortization at an interest rate of 9.55% per annum and matures on November 1, 2001 when all remaining principal and unpaid interest is due.

     The property is managed for a management fee calculated at 3-1/2% of the gross receipts of the property and a leasing fee of $50,000 per year. Payment of 1-1/2% of the 3-1/2% management fee is deferred by the venture until the sale of the property or upon termination of the property management agreement and is expected to be paid at that time.

     The joint venture has commenced marketing the property for sale. However, there can be no assurance that any sale will be consummated.

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

     The construction loan (prior to it being paid in full in February 1999 as discussed below) bore an interest rate of 10% per annum and interest accrued on the funds from the date of the advance. The Partnership was not required to make any payments on the loan until the first month after the opening date of the new anchor store (in August 1997). The Partnership was required to make monthly interest only payments for five years on the total amount advanced under the loan plus any accrued, but unpaid interest from the construction period. All rental amounts due from the tenant to the Partnership under the terms of the lease amendment were first applied against these debt service payments with any monthly rental amounts owed by J.C. Penney in excess of the Partnership's monthly payment applied as a principal reduction of the loan. Prior to the loan being paid in full, approximately $17,000, $43,000 and $24,000 had been applied to principal in 1999, 1998 and 1997, respectively.

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

     On February 17, 1999, the Partnership consummated the sale of the Bristol Mall to an unaffiliated third party. The purchase price of the Property was $24,577,000. Upon closing, the Partnership received cash of approximately $17,400,000 (net of closing costs but before prorations).
The cash received by the Partnership was also net of the repayment of the mortgage loan secured by the Property of approximately $4,100,000 and repayment of the construction loan of approximately $2,800,000. The Partnership recognized a gain of approximately $6,000,000 and $7,600,000 for financial reporting and Federal income tax purposes in 1999, respectively. In addition, in connection with the sale of the Property and as is customary in such transactions, the Partnership agreed to certain representations, warranties and covenants with stipulated survival periods which expired on November 17, 1999 with no liability to the Partnership. The property was classified as held for sale as of September 30, 1997 and therefore has not been subject to continued depreciation from such date for financial reporting purposes.

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1999 and
1998:
                                             1999               1998
                                         -----------        -----------
9-1/4% mortgage note secured by
 two office buildings in
 Winston-Salem, North Carolina;
 payable in monthly installments
 of principal and interest (at 9.55%
 per annum) of $181,718 until
 November 1, 2001 when the remaining
 principal balance is due. . . . . . . . $18,809,750        19,174,875

8-3/4% mortgage note, due
 February 2006, secured by a
 shopping center in Bristol,
 Virginia; payable in monthly
 installments of $78,750
 (including interest), paid in full
 in connection with the sale of
 the sale of the property in
 February 1999 . . . . . . . . . . . . .       --            4,943,663
                                         -----------       -----------
     Total debt. . . . . . . . . . . . .  18,809,750        24,118,538
     Less current portion of
      long-term debt . . . . . . . . . .    (401,561)         (898,612)
                                         -----------       -----------
     Total long-term debt. . . . . . . . $18,408,189        23,219,926
                                         ===========       ===========

     Five-year maturities of long-term debt are summarized as follows:

               2000. . . . . . . . . . . . .   $   401,561
               2001. . . . . . . . . . . . .    18,408,189
               2002. . . . . . . . . . . . .         --
               2003. . . . . . . . . . . . .         --
               2004. . . . . . . . . . . . .         --
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


MANAGEMENT AGREEMENTS

     The Partnership entered into agreements for the operation and management of the investment properties. Such agreements are summarized as follows:

     Bristol Mall shopping center was managed by an affiliate of the General Partners until its sale in February 1999. The 301 N. Main Building and Phillips Building are managed by an unaffiliated third party property manager.

LEASES - AS PROPERTY LESSOR

     At December 31, 1999, the Partnership and its consolidated venture's principal asset is one office building complex. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding cost of land, is depreciated over the estimated useful live. Leases with tenants range in term from one to thirty years and provide for fixed minimum rent and partial reimbursement of operating costs.

     Costs and accumulated depreciation of the leased assets are summarized as follows at December 31, 1999:

       Office Building:
           Cost. . . . . . . . . . . . . . . . . .     $13,349,416
           Accumulated depreciation. . . . . . . .      (7,115,991)
                                                       -----------

                                                       $ 6,233,425
                                                       ===========

     Minimum lease payments including amounts representing executory costs (e.g. taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating lease agreements, are as follows:

             2000. . . . . . . . . . . . . . . .     $1,947,769
             2001. . . . . . . . . . . . . . . .      1,711,573
             2002. . . . . . . . . . . . . . . .        159,654
             2003. . . . . . . . . . . . . . . .         68,413
             2004. . . . . . . . . . . . . . . .         53,688
             Thereafter. . . . . . . . . . . . .         92,399
                                                     ----------

                Total. . . . . . . . . . . . . .     $4,033,496
                                                     ==========

     Contingent rent (based on sales of property tenants) included in consolidated rental income was as follows for the years ended December 31, 1999, 1998 and 1997:

             1997. . . . . . . . . . . . . . . .      $291,852
             1998. . . . . . . . . . . . . . . .       332,016
             1999. . . . . . . . . . . . . . . .       144,512
                                                      ========

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1999 and for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                UNPAID AT
                                                               DECEMBER 31,
                              1999        1998        1997        1999
                            --------    --------    --------   ------------
Property management
 and leasing fees. . . . .  $112,178     303,786     262,818     1,627,903
Insurance commissions. . .     8,801      22,748      24,118         --
Reimbursement (at cost)
 for out-of-pocket
 expenses. . . . . . . . .        38       3,697         203         --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary
 related expenses
 related to on-site
 and other costs for
 the Partnership and
 its investment
 properties. . . . . . . .    20,786     105,664     102,278         --
                            --------     -------    --------    ---------
                            $141,803     435,895     389,417     1,627,903
                            ========     =======    ========    =========

     All amounts deferred or currently payable to the General Partners and their affiliates do not bear interest. The General Partners and their affiliates have deferred receipt of property management and leasing fees pursuant to the venture agreement for the 301 North Main Building and Phillips Building. Prior to 1995, an affiliate of the Managing General Partner provided management and leasing services. In December 1994, the affiliate sold all of its assets and assigned its interest in the management contracts, including the one for the 301 North Main Building and Phillips Building to an unaffiliated third party. In connection with such sale, an affiliate of the General Partners guaranteed payment to the unaffiliated third party of the portion of the fees currently deferred due to a provision in the venture agreement for the 301 N. Main and Phillips Building. Any such guaranteed amounts are paid to such unaffiliated third party when earned and the General Partners and its affiliates continue to be entitled to receive such deferred fees. As of December 31, 1999, the General Partners and their affiliates have deferred receipt of approximately $1,589,000 (approximately $40 per interest) of such fees. Such amounts are deferred until the sale or disposition of the property or upon the termination of the property management agreement and are expected to be paid at that time. All amounts due affiliates are reflected in accounts payable in the accompanying consolidated financial statements.


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

                                                 DECEMBER 31, 1999



                                                        COSTS CAPITALIZED             GROSS AMOUNT AT WHICH
                             INITIAL COST                 SUBSEQUENT TO                 CARRIED AT CLOSE
                            TO PARTNERSHIP (A)             ACQUISITION                  OF PERIOD (B)(C)
                           -------------------------  ----------------------------   -----------------------
                                         BUILDINGS                   BUILDINGS                   BUILDINGS
                                           AND                         AND                          AND
              ENCUMBRANCE     LAND      IMPROVEMENTS      LAND      IMPROVEMENTS         LAND   IMPROVEMENTS
              -----------  -----------  ------------  ------------ ---------------    ----------------------

OFFICE
BUILDING:

Winston-
 Salem,
 North
 Carolina
 (E) . . . . .$18,809,750    1,949,914    21,281,279         --        (9,881,777)    1,949,914  11,399,502
              ===========   ==========    ==========       ========    ==========      =========  ==========


                                                                                                 SCHEDULE III
                                          JMB INCOME PROPERTIES, LTD. - V
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                         CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                                                    LIFE ON WHICH
                                                                                    DEPRECIATION
                                                                                     IN LATEST
                                                                                    STATEMENT OF        1999
                                     ACCUMULATED          DATE OF        DATE        OPERATIONS      REAL ESTATE
                       TOTAL        DEPRECIATION(D)    CONSTRUCTION    ACQUIRED     IS COMPUTED         TAXES
                   -------------   ----------------    ------------   ----------  ---------------     ----------

OFFICE
BUILDING:

Winston-
 Salem,
 North
 Carolina (E). .     $13,349,416          7,115,991       1966/72        1/31/77       5-40 years        250,497
                     ===========         ==========                                                      =======

_______________
Notes:

     (A)  The initial cost to the Partnership represents the original purchase price of the property.
     (B)  The aggregate cost of the above real estate at December 31, 1999 for Federal income tax purposes was approximately $28,800,000.

                                                                                                 SCHEDULE III
                                          JMB INCOME PROPERTIES, LTD. - V
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                         CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


     (C)  Reconciliation of real estate owned:

                                                                1999              1998               1997
                                                            ------------      ------------      ------------

      Balance at beginning of period . . . . . . . . . .    $ 44,710,969        44,666,313        36,989,156
      Additions during period. . . . . . . . . . . . . .         205,760            44,656         7,677,157
      Reductions during period . . . . . . . . . . . . .     (31,567,313)            --                --
                                                            ------------      ------------      ------------
      Balance at end of period . . . . . . . . . . . . .    $ 13,349,416        44,710,969        44,666,313
                                                            ============      ============      ============

     (D)  Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . . . .    $ 18,766,939        18,766,939        18,473,923
      Depreciation expense . . . . . . . . . . . . . . .       1,110,578             --              293,017
      Reductions during period . . . . . . . . . . . . .     (12,761,526)            --                --
                                                            ------------      ------------      ------------
      Balance at end of period . . . . . . . . . . . . .    $  7,115,991        18,766,939        18,766,939
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

     There were no changes or disagreements with accountants during fiscal years 1999 and 1998.



                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned directly or indirectly, by certain of its officers, directors, and members of their families and their affiliates. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by Messrs. Neil G. Bluhm and Judd D. Malkin as the individual general partners of the Partnership.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership or its investment property under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses or distribution of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive officers of the Managing General Partner are as follows:

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
A. Lee Sacks               Director                           5/09/88

                                                           SERVED IN
NAME                       OFFICE                          OFFICE SINCE
----                       ------                          ------------

John G. Schreiber          Director                           3/14/73
H. Rigel Barber            Executive Vice President           1/02/87
                           Chief Executive Officer            8/01/93
Gary Nickele               Executive Vice President           1/01/92
                           General Counsel                    2/27/84
Gailen J. Hull             Senior Vice President              6/01/88


     Effective May 31, 1996, the Board of Directors of JMB established a special committee, consisting of Messrs. Malkin, Glazov, Nathan, Sacks and Schreiber, to deal with all matters relating to tender offers for Interests.

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 6, 2000. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 6, 2000. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-VII ("JMB Income-VII"), and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships.

     The foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB, including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P.). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, JMB Income-VII, JMB Income-XI, and Carlyle Income Plus-II.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 62) has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team.

     Neil G. Bluhm (age 62) has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 61) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December of 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 58) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 66) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 53) has been associated with JMB since December, 1970 and served as an Executive Vice President for JMB until December, 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of Urban Shopping Centers, Inc., Host Marriott Corporation, The Brickman Group, Ltd., which is engaged in the landscape maintenance business, and a director of a number of investment companies advised by T. Rowe Price Associates and its affiliates and a trustee of Amli Residential Properties Trust. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 51) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gary Nickele (age 47) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 51) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Managing General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is made to the Notes for a description of such transactions, distributions and allocations. In 1999, 1998 and 1997 cash distributions of $2,739,656, $3,492 and $764 were paid, respectively, to the General Partners.

     JMB Properties Company, an affiliate of the Managing General Partner, provided property management services to the Partnership for the 301 N. Main Building and Phillips Building in Winston-Salem, North Carolina through the date of its sale in December, 1994 at fees calculated at 3-1/2% of gross income. JMB Retail Properties Company (renamed Urban Retail Properties Company as of March 15, 1995), an affiliate of the Managing General Partner, provided property management services to the Partnership for the Bristol Mall in Bristol, Virginia, prior to its sale, at fees calculated at 5% of gross income from the property. In 1999, such affiliates earned property management and leasing fees amounting to $112,178. As of December 31, 1999, management and leasing fees due to such affiliates in the amount of $1,627,903 remain unpaid. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event for a fee greater than 5% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner, earned and received insurance brokerage commissions in 1999 aggregating $8,801 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage involved.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1999, the Managing General Partner earned reimbursements for such out-of-pocket expenses in the amount of $20,824, all of which was paid as of December 31, 1999.

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

                               NAME OF                         AMOUNT AND NATURE
                               BENEFICIAL                      OF BENEFICIAL               PERCENT
TITLE OF CLASS                 OWNER                           OWNERSHIP                   OF CLASS
--------------                 ----------                      -----------------           --------

(i)

Limited Partnership            Liquidity Fund X (1)            74 Interests                Less than
Interests                                                      directly (2)                1%

Limited Partnership            Liquidity Fund XI (1)           70 Interests                Less than
Interests                                                      directly (2)                1%

Limited Partnership            Liquidity Fund XIII (1)         40 Interests                Less than
Interests                                                      directly (2)                1%

Limited Partnership            Liquidity Fund XIV (1)          162 Interests               Less than
Interests                                                      directly (2)                1%

Limited Partnership            Liquidity Fund XV (1)           10 Interests                Less than
Interests                                                      directly (2)                1%

Limited Partnership            Liquidity Fund XVI (1)          95 Interests                Less than
Interests                                                      directly (2)                1%

Limited Partnership            Liquidity Fund High Yield       150 Interests               Less than
Interests                      Institutional Investors (1)     directly (2)                1%

Limited Partnership            Liquidity Fund 52               187 Interests               Less than
Interests                                                      directly (2)                1%

Limited Partnership            Liquidity Fund 53 (1)           952.34 Interests            2.5%
Interests                                                      directly (2)

Limited Partnership            Liquidity Fund 54, L.P. (1)     25 Interests                Less than
Interests                                                      directly (2)                1%

Limited Partnership            Liquidity Fund Income -         58 Interests                Less than
Interests                      Growth '86 (1)                  directly (2)                1%

Limited Partnership            Liquidity Fund Income -         298 Interests               Less than
Interests                      Growth '87 (1)                  directly (2)                1%





                               NAME OF                         AMOUNT AND NATURE
                               BENEFICIAL                      OF BENEFICIAL               PERCENT
TITLE OF CLASS                 OWNER                           OWNERSHIP                   OF CLASS
--------------                 ----------                      -----------------           --------

Limited Partnership            Liquidity Fund Income -         32 Interests                Less than
Interests                      Growth '88 (1)                  directly (2)                1%

Limited Partnership            Liquidity Fund Income-          276 Interests               Less than
Interests                      Growth '89 (1)                  directly (2)                1%

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





     (b)  The Managing General Partner, its executive officers and directors and the Associate General Partner beneficially own the following Interests of the Partnership:

                               NAME OF                         AMOUNT AND NATURE
                               BENEFICIAL                      OF BENEFICIAL               PERCENT
TITLE OF CLASS                 OWNER                           OWNERSHIP                   OF CLASS
--------------                 ----------                      -----------------           --------
Limited Partnership
 Interests                     JMB Realty Corporation            5 Interests               Less than 1%
                                                                   directly

Limited Partnership            Managing General Partner,         5 Interests               Less than 1%
 Interests                     its executive officers and          directly
                               directors and the Associate
                               General Partner as a group


     (1)  Includes 5 Interests owned by JMB Realty Corporation for which it has sole voting and investment power.

     No executive officer or director of the Managing General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

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

                   10-C. Letter Agreement between Bristol Mall, L.L.C. and Bristol Mall Associates dated February 16, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-8716) dated March 2, 1999.

                   10-D. Letter Agreement between Bristol Mall, L.L.C. and Bristol Mall Associates dated January 7, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-8716) dated March 2, 1999.

                   10-E. Purchase Agreement between Bristol Mall
Associates and Bristol Mall, L.L.C., dated February 17, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-8716) dated March 2, 1999.

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

     No annual report for the fiscal year 1999 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                 JMB INCOME PROPERTIES, LTD. - V

                 By:     JMB Realty Corporation
                         Managing General Partner


                         GAILEN J. HULL
                 By:     Gailen J. Hull
                         Senior Vice President
                 Date:   March 24, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 By:     JMB Realty Corporation
                         Managing General Partner

                         JUDD D. MALKIN*
                 By:     Judd D. Malkin, Chairman and
                         Chief Financial Officer
                 Date:   March 24, 2000

                         NEIL G. BLUHM*
                 By:     Neil G. Bluhm, President and Director
                 Date:   March 24, 2000

                         H. RIGEL BARBER*
                 By:     H. Rigel Barber, Chief Executive Officer
                 Date:   March 24, 2000


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Senior Vice President
                         Principal Accounting Officer
                 Date:   March 24, 2000

                         A. LEE SACKS*
                 By:     A. Lee Sacks, Director
                 Date:   March 24, 2000

                         STUART C. NATHAN*
                 By:     Stuart C. Nathan,
                         Executive Vice President and Director
                 Date:   March 24, 2000

                 *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                         GAILEN J. HULL
                 By:     Gailen J. Hull
                         Attorney-in-Fact
                 Date:   March 24, 2000

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

4-C.       Documents relating to the
           construction loan dated July 25,
           1996 secured by the Bristol Mall
           Shopping Center                                 Yes

4-D.       Modification and extension
           documents related to the
           Wachovia Bank Building and
           Phillips Building                               Yes

10-A.      Acquisition documents related
           to the Wachovia Bank Building
           and Phillips Building                           Yes

10-B.      Acquisition documents related
           to the Bristol Mall                             Yes

10-C.      Letter agreement related to the
           Bristol Mall dated February 16, 1999            Yes

10-D.      Letter agreement related to the
           Bristol Mall dated January 7, 1999              Yes

10-E.      Purchase agreement related to the
           Bristol Mall dated February 17, 1999            Yes

21.        List of Subsidiaries                            No

24.        Powers of Attorney                              No

27.        Financial Data Schedule                         No