Form 10-Q
period 2000-03-31
JMB INCOME PROPERTIES LTD V
filed 2000-05-12
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the quarter ended
March 31, 2000                                        Commission file #0-8716




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

                          CONSOLIDATED BALANCE SHEETS

                     MARCH 31, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)


                                    ASSETS
                                    ------


                                               MARCH 31,        DECEMBER 31,
                                                 2000              1999
                                              -----------       -----------

Current assets:
  Cash and cash equivalents. . . . . . .      $ 6,569,379         6,318,944
  Interest, rents and
    other receivables. . . . . . . . . .           97,821            94,796
  Prepaid expenses . . . . . . . . . . .           11,161            27,903
                                              -----------       -----------
        Total current assets . . . . . .        6,678,361         6,441,643
                                              -----------       -----------

Investment property:
  Land . . . . . . . . . . . . . . . . .        1,949,914         1,949,914
  Buildings and improvements . . . . . .       11,407,172        11,399,502
                                              -----------       -----------
                                               13,357,086        13,349,416
  Less accumulated depreciation. . . . .       (7,181,734)       (7,115,991)
                                              -----------       -----------
        Total investment property,
          net of accumulated
          depreciation . . . . . . . . .        6,175,352         6,233,425

Deferred expenses. . . . . . . . . . . .           65,353            70,625
                                              -----------       -----------
                                              $12,919,066        12,745,693
                                              ===========       ===========

                        JMB INCOME PROPERTIES, LTD. - V
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

                    CONSOLIDATED BALANCE SHEETS - CONTINUED


             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
             -----------------------------------------------------


                                               MARCH 31,        DECEMBER 31,
                                                 2000              1999
                                              -----------       -----------

Current liabilities:
  Current portion of long-term debt. . .      $   411,225           401,561
  Accounts payable . . . . . . . . . . .        1,844,526         1,791,513
  Accrued interest . . . . . . . . . . .          148,924           149,694
  Accrued real estate taxes. . . . . . .           62,644             --
                                              -----------       -----------
        Total current liabilities. . . .        2,467,319         2,342,768
Tenant security deposits . . . . . . . .           15,570            14,986
Long-term debt, less current
  portion. . . . . . . . . . . . . . . .       18,301,687        18,408,189
                                              -----------       -----------
Commitments and contingencies

        Total liabilities. . . . . . . .       20,784,576        20,765,943

Venture partner's subordinated
  equity in venture. . . . . . . . . . .       12,079,226        11,938,602

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . .            1,000             1,000
    Cumulative net earnings (loss) . . .        4,264,501         4,264,078
    Cumulative cash distributions. . . .       (5,835,971)       (5,835,971)
                                              -----------       -----------
                                               (1,570,470)       (1,570,893)
                                              -----------       -----------
  Limited partners (38,505 interests):
    Capital contributions,
      net of offering costs. . . . . . .       34,926,505        34,926,505
    Cumulative net earnings (loss) . . .       33,588,521        33,574,828
    Cumulative cash distributions. . . .      (86,889,292)      (86,889,292)
                                              -----------       -----------
                                              (18,374,266)      (18,387,959)
                                              -----------       -----------
        Total partners' capital
          accounts (deficits). . . . . .      (19,944,736)      (19,958,852)
                                              -----------       -----------
                                              $12,919,066        12,745,693
                                              ===========       ===========














         See accompanying notes to consolidated financial statements.

                        JMB INCOME PROPERTIES, LTD. - V
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


                                                 2000             1999
                                             -----------       ----------
Income:
  Rental income. . . . . . . . . . . . .      $1,229,027        1,689,136
  Interest income. . . . . . . . . . . .          88,785          150,658
                                              ----------       ----------
                                               1,317,812        1,839,794
                                              ----------       ----------
Expenses:
  Mortgage and other interest. . . . . .         447,546          568,307
  Depreciation . . . . . . . . . . . . .          65,743            --
  Property operating expenses. . . . . .         594,705          993,277
  Professional services. . . . . . . . .          21,367           49,494
  Amortization of deferred expenses. . .           5,272            7,971
  General and administrative . . . . . .          28,099           51,842
                                              ----------       ----------
                                               1,162,732        1,670,891
                                              ----------       ----------
                                                 155,080          168,903
Venture partner's share of
  venture's operations . . . . . . . . .        (140,964)         (38,437)
                                              ----------       ----------
       Earnings (loss) before gain
         on sale of investment
         property. . . . . . . . . . . .          14,116          130,466

Gain on sale of investment property. . .           --           5,998,474
                                              ----------       ----------
       Earnings (loss) before
         extraordinary item. . . . . . .          14,116        6,128,940

Extraordinary item - write-off
  of unamortized deferred
  financing costs. . . . . . . . . . . .           --            (174,784)
                                              ----------       ----------
       Net earnings (loss) . . . . . . .      $   14,116        5,954,156
                                              ==========       ==========

       Net earnings (loss) per
        limited partnership interest:
          Earnings (loss) before
            gain on sale of
            investment property. . . . .      $     0.36             3.29
          Gain on sale of investment
            property . . . . . . . . . .           --              154.23
          Extraordinary item . . . . . .           --               (4.49)
                                              ----------       ----------
       Net earnings (loss) per
         limited partnership
         interest. . . . . . . . . . . .      $     0.36           153.03
                                              ==========       ==========
       Cash distributions per
         limited partnership
         interest. . . . . . . . . . . .      $    --               --
                                              ==========       ==========



         See accompanying notes to consolidated financial statements.

                        JMB INCOME PROPERTIES, LTD. - V
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)



                                                 2000             1999
                                             -----------      -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . .     $    14,116        5,954,156
  Items not requiring (providing)
   cash or cash equivalents:
    Depreciation . . . . . . . . . . . .          65,743            --
    Amortization of deferred expenses. .           5,272            7,971
    Venture partner's share of
      venture's operations . . . . . . .         140,964           38,437
    Gain on sale of investment
      property . . . . . . . . . . . . .           --          (5,998,474)
    Extraordinary item . . . . . . . . .           --             174,784
    Rental income applied to construc-
      tion loan payable. . . . . . . . .           --             (17,166)
  Changes in:
    Interest, rents and
      other receivables. . . . . . . . .          (3,025)         116,654
    Prepaid expenses . . . . . . . . . .          16,742           48,556
    Accrued rents receivable . . . . . .           --               5,003
    Accounts payable . . . . . . . . . .          53,013          146,090
    Accrued interest . . . . . . . . . .            (770)         (60,882)
    Accrued real estate taxes. . . . . .          62,644           62,402
    Tenant security deposits . . . . . .             584          (13,430)
                                            ------------      -----------
          Net cash provided by
            (used in) operating
            activities . . . . . . . . .         355,283          464,101

Cash flows from investing activities:
  Additions to investment properties . .          (7,670)        (200,000)
  Proceeds from sale of
    investment property. . . . . . . . .           --          24,216,567
                                            ------------      -----------
          Net cash provided by
            (used in) investing
            activities . . . . . . . . .          (7,670)      24,016,567
                                            ------------      -----------
Cash flows from financing activities:
  Principal payments on construction
    loan . . . . . . . . . . . . . . . .           --          (2,785,460)
  Principal payments on long-term
    debt . . . . . . . . . . . . . . . .         (96,838)      (4,248,713)
  Venture partner's contributions
    to venture . . . . . . . . . . . . .         207,226          207,256
  Distributions to venture partners. . .        (207,566)        (207,565)
                                            ------------      -----------
          Net cash provided by
            (used in) financing
            activities . . . . . . . . .         (97,178)      (7,034,482)
                                            ------------      -----------

                        JMB INCOME PROPERTIES, LTD. - V
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                 2000             1999
                                             -----------      -----------
          Net increase (decrease) in
            cash and cash equivalents. .         250,435       17,446,186
          Cash and cash equivalents,
            beginning of year. . . . . .       6,318,944        5,859,549
                                            ------------      -----------
          Cash and cash equivalents,
            end of period. . . . . . . .    $  6,569,379       23,305,735
                                            ============      ===========

Supplemental disclosure of cash flow
 information:
    Cash paid for mortgage and
      other interest . . . . . . . . .      $    448,316          629,189
                                            ============      ===========

    Non-cash investing and financing
     activities:
      Rental income applied to
        construction loan payable. . . .    $      --              17,166
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

                        JMB INCOME PROPERTIES, LTD. - V
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2000 AND 1999

                                  (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1999 which are included in the Partnership's 1999 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. The Partnership has concluded that it may dispose of a property by no longer funding operating deficits or debt service requirements thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The Partnership's commitment to a plan for sale or disposal has not resulted in a sale or disposition. As a result, the Partnership made an adjustment to record depreciation expense as of June 30, 1999 that would have been recognized had the 301 North Main and Phillips Building not been considered "held for sale or disposition". Further, the Partnership has begun to record depreciation expense for the 301 North Main Building and Phillips Building commencing July 1, 1999. The results of operations for the property that was sold were $0 and ($199,725), respectively, for the three months ended March 31, 2000 and 1999.

     Certain amounts in the 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 were as follows:
                                                                Unpaid at
                                                                March 31,
                                              2000      1999      2000
                                            -------    ------   ----------

Property management and leasing
  fees . . . . . . . . . . . . . . . . .    $18,418    73,002    1,646,322
Reimbursement (at cost) for out-
  of-pocket expenses . . . . . . . . . .        244        69       --
                                            -------    ------    ---------
                                            $18,662    73,071    1,646,322
                                            =======    ======    =========

     All amounts deferred or currently payable to the General Partners and their affiliates do not bear interest. The General Partners and their affiliates have deferred receipt of property management and leasing fees pursuant to the venture agreement for the 301 North Main Building and Phillips Building. Prior to 1995, an affiliate of the Managing General Partner provided management and leasing services. In December 1994, the affiliate sold all of its assets and assigned its interest in the management contracts, including the one for the 301 North Main Building and Phillips Building to an unaffiliated third party. In connection with such sale, an affiliate of the General Partners guaranteed payment to the unaffiliated third party of the portion of the fees currently deferred due to a provision in the venture agreement for the 301 North Main and Phillips Building. Any such guaranteed amounts are paid to such unaffiliated third party when earned and the General Partners and its affiliates continue to be entitled to receive such deferred fees. As of March 31, 2000, the General Partners and their affiliates have deferred receipt of approximately $1,607,000 (approximately $40 per interest) of such fees. Such amounts are deferred until the sale or disposition of the property or upon the termination of the property management agreement and are expected to be paid at that time. All amounts due affiliates are reflected in accounts payable in the accompanying consolidated financial statements.

BRISTOL MALL

     On February 17, 1999, the Partnership consummated the sale of the Bristol Mall to an unaffiliated third party. The purchase price of the Property was $24,577,000. Upon closing, the Partnership received cash of approximately $17,400,000 (net of closing costs but before prorations).
The cash received by the Partnership was also net of the repayment of the mortgage loan secured by the Property of approximately $4,100,000 and repayment of the construction loan of approximately $2,800,000. The Partnership recognized a gain of approximately $6,000,000 and $7,600,000 for financial reporting and Federal income tax purposes in 1999, respectively. In addition, in connection with the sale of the Property and as is customary in such transactions, the Partnership agreed to certain representations, warranties and covenants with stipulated survival periods which expired on November 17, 1999 with no liability to the Partnership. The property was classified as held for sale as of September 30, 1997 and therefore was not been subject to continued depreciation from such date for financial reporting purposes.

301 NORTH MAIN BUILDING AND PHILLIPS BUILDING

     Occupancy at 301 N. Main Building (formerly the Wachovia Bank Building) and Phillips Building was 45% at March 31, 2000. Prior to December 31, 1995, substantially all of the 301 North Main Building was leased to one tenant, the Wachovia Bank. In the first quarter of 1998, the Wachovia Bank notified the Partnership that it expected to vacate all, or substantially all of its space in the 301 North Main Building (approximately 200,000 square feet) beginning in the third quarter of 1998.

The Partnership expects the remaining space leased at March 31, 2000 to the Wachovia Bank (approximately 8,200 square feet) to be vacated in 2000. The Wachovia bank has recently announced that it intends to vacate the space it currently leases in the Phillips Building (approximately 269,000 square feet) upon expiration of such lease in February 2002.

     Re-leasing the vacant space in the building would likely require major renovation to the building as well as significant tenant improvements which, in turn, would be contingent upon the Partnership obtaining financing for these tenant replacement costs. Unless replacement tenants are secured on acceptable terms for the vacant space, it is unlikely that the Partnership will commit any additional funds to the property. This may result in the Partnership no longer having an ownership interest in the two office buildings. This action would result in a gain for financial reporting and Federal and state income tax purposes with no corresponding distributable proceeds. Additionally, the Partnership could be required to remit to the state tax authorities withholding for taxes due as a result of this action. This withholding amount is currently estimated to be approximately $650,000.

     In 1986, the Partnership's venture partner had agreed to contribute $10,700,000, before applicable interest, to the venture pursuant to a payment schedule from the closing date through August 1, 1996, when it would owe the balance of its obligation (approximately $7,600,000). The venture partner has continued to make contributions (from its share of the property's cash flow) based on the old payment schedule rather than making the balloon payment in August 1996 as required. As a result, the venture partner is currently approximately $7,087,000 in arrears for such contributions as of the date of this report. The venture partner's obligation to make such payment is secured only by its interest in the venture. In the fourth quarter of 1996, the Partnership notified the venture partner of its default effective August 1996. In December 1999, the Partnership and the venture partner entered into an agreement (the "Option Agreement"), effective January 1, 1999, under which the Partnership was given the option to purchase the venture partner's interest on or before January 31, 2002. If the Partnership exercises its option, the purchase price for the interest would be $230,000 and the Partnership would release the venture partner from its obligations to make contributions as discussed above. As a result of the negotiations, and in consideration of the venture partner granting a full release to the Partnership and the venture, the Partnership and venture partner also concurrently entered into a forbearance agreement, under which the Partnership agreed to not pursue its legal remedies against the venture partner for its default related to such obligation until November 1, 2000. Additionally, the venture agreement was amended to: (1) convert the venture partner's minority general partnership interest in the venture to a limited partnership interest; (2) provide that no further distributions of cash flow will be made to the venture partner after December 1999, at which time $200,000 representing cash flow from operations and reserves was distributed; and
(3) provide that the venture partner (assuming the option under the option agreement is not exercised) would receive 30% of any net sale proceeds (as defined) if the gross sale price of the property is $40,000,000 or greater.

Under the Option Agreement, upon the closing of the purchase of such interest, the venture partner would also release the Partnership and the venture from any and all claims that the venture partner may have against the Partnership and the venture, including, without limitation, any amounts which may have accrued or been distributable prior to such closing date, and the Partnership and the venture would release the venture partner from any further liabilities under the venture agreement, including, without limitation, the aforementioned obligation to make additional capital contributions. The Partnership expects that it would exercise the option to purchase the venture partner's interest immediately prior to the sale or other disposition of the property by the venture.

     The venture agreement had been previously amended effective for fiscal year 1998 and, as a result of the December 1999 amendment referred to above, again for all subsequent years. Per the amendments, profits and losses are allocated based on the ratio of distributions to the partners, approximately 75% and 95% to the Partnership and 25% and 5% to the venture partner for the three months ended March 31, 2000 and 1999, respectively. For financial reporting and Federal income tax purposes, the venture continues to report the payments of approximately $830,000 annually on the obligation referred to above as deemed to be made (and contributed for financial reporting purposes only) to the venture partner.

     The joint venture commenced marketing the property for sale. However, due to the limited cash flow generated by the property and the short-term nature of the major tenant lease, it is not expected that a sale would generate any significant proceeds.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 2000 and for the three months ended March 31, 2000 and 1999.

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

     On May 3, 2000 the Partnership was notified that certain unaffiliated third parties commenced an unsolicited offer to the Holders of Interests in the Partnership to purchase up to 15,402 Interests in the Partnership at a price of $80 per Interest. The offer represents approximately 40% of the Interests in the Partnership. This offer is scheduled to expire on June 9, 2000. After the Special Committee reviews the terms of the offer, it will advise the Holders of Interests of its recommendation, if any, regarding this offer in the near future. It is possible that other offers for Interests may be made by affiliated third parties in the future. However, there is no assurance that any other third party will commence an offer for Interests, in the terms of any such offer or whether the current offer for Interests, or any other offer for Interests, if made, will be consummated, amended or withdrawn.

     At March 31, 2000, the Partnership and its consolidated venture had cash and cash equivalents of approximately $6,569,000. Such funds are available for distributions to partners, the purchase of the venture partner's interest in the Wachovia Venture, payment of withholding for taxes upon disposal of the 301 North Main and Phillips Building, and working capital requirements, including the payment of deferred fees as discussed below. Due to the re-leasing issues, the 301 North Main Building and Phillips Building is not expected to be a significant source of future liquidity.

     The General Partners and their affiliates have deferred payment of certain fees of approximately $1,607,000 (approximately $40 per interest) as of March 31, 2000 pursuant to the venture agreement for the 301 North Main Building and Phillips Building. Such amounts are deferred until the sale or disposition of the property or upon the termination of the property management agreement and are expected to be paid at that time.

     The affairs of the Partnership are currently expected to be wound up in 2002, after the expiration of the Wachovia Bank lease in the Phillips Building, barring unforeseen economic developments. However, the Partnership may liquidate prior to 2002 if the Partnership is able to sell the 301 North Main and Phillips Buildings, as the Partnership's joint venture interest in these buildings is the only remaining real estate asset. The Partnership does not expect to realize any significant distributable proceeds from the disposition of the 301 North Main and Phillips Buildings.

RESULTS OF OPERATIONS

     Significant variances between periods are primarily due to the sale of the Bristol Mall in February 1999.

     The increase in accrued real estate taxes at March 31, 2000 as compared to December 31, 1999 is primarily due to the timing of the payment of real estate taxes at the 301 North Main and Phillips Buildings.

     The decrease in interest income for the three months ended March 31, 2000 as compared to the same period in 1999 is primarily due to the temporary investment of the proceeds from the sale of the Bristol Mall prior to the distribution of such proceeds to the General and Limited Partners in May 1999.

     The increase in depreciation for the three months ended March 31, 2000 as compared to the same period in 1999 is primarily due to the commencement of continued depreciation at the 301 North Main and Phillips Building as a result of the Partnership no longer classifying this property as held for sale or disposition as of July 1, 1999.

     The increase in venture partner's share of venture's operations for the three months ended March 31, 2000 as compared to the same period in 1999 is due to the distribution of substantially all excess cash flow to the Partnership from the Wachovia venture in February 1999. Per the amendment of the venture agreement, profits and losses are allocated to the Partnership and the venture partner based on their proportional share of distributions made or deemed to be made.


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                       OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 2000:

                                                           1999                                2000
                                        --------------------------------------      ------------------------------
                                        At          At          At         At       At       At       At       At
                                       3/31        6/30        9/30      12/31     3/31     6/30     9/30    12/31
                                       ----        ----        ----      -----     ----     ----    -----    -----
301 North Main Building and
  Phillips Building
   Winston-Salem,
   North Carolina. . . . . . . . . .    49%         47%         46%        46%      45%






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


                  JMB INCOME PROPERTIES, LTD. - V

                  BY:   JMB Realty Corporation
                        (Managing General Partner)




                        By:    GAILEN J. HULL
                               Gailen J. Hull, Senior Vice President
                        Date:  May 12, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        By:    GAILEN J. HULL
                               Gailen J. Hull, Principal Accounting Officer
                        Date:  May 12, 2000