Form 10-Q/A
period 2000-03-31
JMB INCOME PROPERTIES LTD V
filed 2000-05-17
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                   FORM 10-Q/A

                                 AMENDMENT NO. 1



                         JMB INCOME PROPERTIES, LTD. - V
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




Commission File No. 0-8716             IRS Employer Identification
                                             No. 36-2897158


     The undersigned registrant hereby amends the following section of its Report for the quarter ended March 31, 2000 on Form 10-Q as set forth in the pages attached hereto:

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 Pages 11 and 12


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



Dated:  May 17, 2000

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

     The joint venture that owns the 301 North Main and Phillips Buildings is currently marketing these properties for sale. The Partnership intends to wind up its affairs and terminate as soon as practicable after the sale or other disposition of those properties. While this may occur in the current year, it is also possible that it may not occur until 2001 or even later, depending upon whether the joint Venture is able to sell the buildings or, if not, whether the lender is willing to acquire ownership of the buildings after maturity of the mortgage loan in November 2001. There is no assurance that the joint venture will be able to sell the buildings or, if so, the amount of proceeds that may be obtained from such sale.

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