Form 10-K405
period 2000-12-31
JMB INCOME PROPERTIES LTD V
filed 2001-03-27
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 2000                  Commission file number 0-8716


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

                             TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . .    1

Item 2.      Properties. . . . . . . . . . . . . . . . . . .    5

Item 3.      Legal Proceedings . . . . . . . . . . . . . . .    7

Item 4.      Submission of Matters to a
             Vote of Security Holders. . . . . . . . . . . .    7


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters . . . . . . . .    7

Item 6.      Selected Financial Data . . . . . . . . . . . .    8

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . .   12

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk . . . . . . . . .   17

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . .   18

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure. . . . . . . . . . . . . .   41


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . . .   41

Item 11.     Executive Compensation. . . . . . . . . . . . .   44

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . .   45

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . .   50


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .   50


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .   52

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's joint venture's real estate investment is located in North Carolina. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2026. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment property and to wind up its affairs as quickly as practicable barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:

                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 2000,
NAME, TYPE OF PROPERTY                        DATE OF     ORIGINAL INVESTED
    AND LOCATION                  SIZE       PURCHASE  CAPITAL PERCENTAGE (a)           TYPE OF OWNERSHIP
----------------------         ----------    --------  ----------------------         ---------------------
1. 301 N. Main Building
    (formerly Wachovia
    Bank Building)
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
                                 sq.ft.                                                improvements (through
                                 g.l.a.                                                joint venture partnership)





                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 2000,
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
                                 sq.ft.                                                improvements
                                 n.r.a.





---------------

(a) The computation of this percentage for properties held at December 31, 2000 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

(b) Reference is made to the Notes and to Schedule III filed with this annual report for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by the Partnership's real property investment.

(c) Reference is made to the Notes filed with this annual report for a description of the joint venture partnership through which the Partnership made this real property investment.

(d) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning the real estate taxes and depreciation incurred by the Partnership's real property investment.

(e) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

(f) Reference is made to the Notes filed with this annual report for a description of the sale of this investment property.


     The Partnership's real property investment, through joint venture, is subject to competition from similar types of properties in the respective vicinity in which it is located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in a market where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and capital improvement plans of the Partnership for its investment property. Approximate occupancy levels for the property are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its property in its market primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, the investment property held at December 31, 2000 is adequately insured.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's property as of December 31, 2000.

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

     The following is a listing of principal business carried on in and approximate occupancy levels by quarter during fiscal years 2000 and 1999 for the Partnership's investment property owned during 2000:

                                                                 1999                        2000
                                                       -------------------------   -------------------------
                                 Principal              At     At     At     At     At     At     At     At
                                 Business              3/31   6/30   9/30  12/31   3/31   6/30   9/30  12/31
                                 ----------            ----   ----   ----  -----   ----   ----  -----  -----
301 North Main Building
  and Phillips Building
  Winston-Salem,
  North Carolina . . . . . . .   Banking                49%    47%    46%    46%    45%    46%    46%    46%

----------

     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.



ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1999 and 2000.




                                  PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 2000, there were 2,654 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the Investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner, which, may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                          JMB INCOME PROPERTIES, LTD. - V
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                    DECEMBER 31, 2000, 1999, 1998, 1997 AND 1996
                                   (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                                 2000            1999           1998           1997           1996
                              -----------    -----------    -----------     ----------     ----------
Total income . . . . . . .    $ 5,384,272      6,110,138     11,306,958     10,428,313      9,872,882
                              ===========    ===========     ==========     ==========     ==========
Earnings (loss) before
 gain on sale of investment
 property and extra-
 ordinary item . . . . . .    $   114,305       (297,683)     2,615,329      1,218,375        804,839
Gain on sale of
 investment property . . .          --         5,998,474          --             --             --
Extraordinary item . . . .          --          (174,784)         --             --             --
                              -----------    -----------     ----------     ----------     ----------
Net earnings (loss). . . .    $   114,305      5,526,007      2,615,329      1,218,375        804,839
                              ===========    ===========     ==========     ==========     ==========
Net earnings (loss) per
 limited partner
 interest (b):
   Earnings (loss) before
     gain on sale of
     investment property
     and extraordinary
     item. . . . . . . . .    $      2.88          (7.50)         65.88          30.69          20.28
   Gain on sale of invest-
     ment property . . . .          --             84.68          --             --             --
   Extraordinary item. . .          --             (4.49)         --             --             --
                              -----------    -----------     ----------     ----------     ----------
    Net earnings
     (loss). . . . . . . .    $      2.88          72.69          65.88          30.69          20.28
                              ===========    ===========     ==========     ==========     ==========
Total assets . . . . . . .    $12,858,839     12,745,693     32,600,089     32,327,478     30,258,324
Long-term debt . . . . . .    $     --        18,408,189     23,219,926     24,118,537     24,939,477
Cash distributions per
 Limited Partner
 Interest (c). . . . . . .    $     10.55         376.71           3.03           1.71            .99
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



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 2000



Property
--------

301 N. Main
Building and
Philips Building    a)   The net rentable area ("NRA")
                         occupancy rate and average
                         base rent per square foot as of
                         December 31 for each of the last
                         five years were as follows:

                                                       NRA              Avg. Base Rent Per
                          December 31,            Occupancy Rate        Square Foot (1)
                          ------------            --------------        ------------------

                          1996                       63%                  9.08
                          1997                       72%                  8.10
                          1998                       56%                 10.61
                          1999                       46%                  7.28
                          2000                       46%                  6.40

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


                    c)      The following table sets forth certain
                            information with respect to the expiration of leases for the next ten years at the 301 N. Main Building and Phillips Building:

                                                                                Annualized         Percent of
                                             Number of         Approx. Total    Base Rent          Total 2000
                            Year Ending      Expiring          NRA of Expiring  of Expiring        Base Rent
                            December 31,     Leases            Leases (1)       Leases             Expiring
                            ------------     ---------         ---------------  -----------        ----------
                             2001               10                  38,653          392,256             19%
                             2002                4                 278,101        1,666,932             80%
                             2003                2                   1,020           94,090              5%
                             2004                1                   4,064           44,176              2%
                             2005               --                   --               --                --
                             2006               --                   --               --                --
                             2007               --                   --               --                --
                             2008               --                   --               --                --
                             2009                1                   3,013           24,104              1%
                             2010               --                   --               --                --

                             (1)  Excludes leases that expire in 2001 for which
                                  renewal leases or leases with replacement tenants
                                  have been executed as of February 1, 2001.

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

     On March 2, 2000, the Partnership was notified that certain affiliates of MacKenzie Patterson, Inc. and certain other third parties had commenced an unsolicited offer to the Limited Partners to purchase up to 15,402 Interests in the Partnership (approximately 40% of the outstanding Interests) at a price of $80 per Interest. None of the offerors are affiliated with the Partnership or the General Partners. The offer, which was originally scheduled to expire on June 9, 2000, was amended on May 3, 2000 to increase the purchase price to $115 per Interest and extend the offer period through June 16, 2000. The Special Committee expressed no opinion and remained neutral with respect to the offer as initially made and as amended by such amendment for those Limited Partners who had no current or anticipated need for liquidity with respect to their Interests and who were willing to continue bearing the economic risk of retaining their Interests until the liquidation and termination of the Partnership. However, the Special Committee recommended that all other Limited Partners accept the initial offer and the amended offer and tender their Interests pursuant to such offer. The offer was amended a second time to decrease the offer price to $90 per Interest and extend the tender offer period to June 30, 2000. The Special Committee's recommendation did not change as a result of this second amendment to the tender offer. The tender offer, as amended, expired on June 30, 2000. As of the date of this report, the Partnership is aware that, in the aggregate, approximately 15.5% of the outstanding Interests have been purchased by the parties making such tender offer or their affiliates, either pursuant to the tender offer or through negotiated purchases. Additionally, the Partnership is aware that, in the aggregate, approximately 28.82% of the outstanding Interests have been purchased by unaffiliated third parties either pursuant to all tender offers including the tender offer discussed above or through negotiated purchases. It is possible that other offers for Interests may be made by third parties in the future. However, there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer for Interests, if made, will be consummated, amended or withdrawn.

     At December 31, 2000, the Partnership and its consolidated venture had cash and cash equivalents of approximately $6,691,000. Such funds are available for distributions to partners, the purchase of the venture partner's interest in the Wachovia Venture, payment of withholding for taxes upon disposal of the 301 North Main Building and Phillips Building, and working capital requirements, including the payment of deferred fees as discussed below. Due to the re-leasing issues, the 301 N. Main Bank Building and Phillips Building are not expected to be a significant source of future liquidity. In such regard, reference is made to the Partnership's property specific discussions below. The venture's mortgage obligation is a non-recourse loan secured by the investment property and therefore, the Partnership and its venture are not personally liable for the payment of the mortgage indebtedness.

     The Partnership made a distribution of cash flow from operations of approximately $385,000 ($10 per interest) to the Limited Partners and approximately $21,000 to the General Partners on August 31, 2000. In connection with this distribution, the General Partners also received an incentive management fee of approximately $21,000.

     The Partnership made a distribution of cash flow from operations of approximately $1,155,000 ($30 per interest) to the Limited Partners and approximately $64,000 to the General Partners in the first quarter of 2001.

In connection with this distribution, the General Partners also received an incentive management fee of approximately $64,000.

     The General Partners and their affiliates have deferred payment of certain management and leasing fees of approximately $1,663,000 (approximately $42 per interest) as of December 31, 2000 pursuant to the venture agreement for the 301 North Main Building and Phillips Building. Such amounts are deferred until the sale or disposition of the property or upon the termination of the property management agreement and are expected to be paid at that time.

     The Partnership intends to wind up its affairs and terminate as soon as practicable after the sale or other disposition of the remaining investment property. While this may occur in 2001, it is also possible that it may occur in 2002 or even later, depending upon whether the joint venture is able to sell the property or, if not, whether the lender is willing to acquire ownership of the property after maturity of the mortgage loan in November 2001. There is no assurance that the joint venture will be able to sell the property or, if so, the amount of proceeds that may be obtained from such sale.

301 NORTH MAIN BUILDING AND PHILLIPS BUILDING

     Occupancy at 301 N. Main Building (formerly the Wachovia Bank Building) and Phillips Building was 46% at December 31, 2000. The buildings are generating cash flow for the joint venture. Prior to December 31, 1995, substantially all of the 301 North Main Building was leased to one tenant, the Wachovia Bank. Commencing in the third quarter of 1998 and continuing through mid-1999, the Wachovia Bank vacated substantially all of its space in the 301 North Main Building (approximately 200,000 square feet). The remaining space leased at December 31, 2000 to the Wachovia Bank (approximately 8,200 square feet) is leased pursuant to short-term leases. The Partnership cannot predict whether or not Wachovia Bank will renew such leases upon expiration. The Wachovia Bank has announced that it intends to vacate the space it currently leases in the Phillips Building (approximately 269,000 square feet) upon the expiration of such lease in February 2002.

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

     On May 18, 2000, the Partnership's joint venture received a non-binding offer from an unaffiliated third party to purchase the 301 North Main Building and the Phillips Building. In September of 2000, the Partnership's joint venture received a non-binding offer from a different unaffiliated third party to purchase the 301 North Main Building and the Phillips Building. Both offers expired and the proposed purchasers declined to pursue any transaction.

     As part of the joint venture's effort to maximize the value of the 301 North Main Building upon sale, the joint venture filed an application in mid-2000 with the North Carolina State Historic Preservation Office to nominate the building for inclusion in the National Register of Historic Places. The benefits to ownership, in addition to national recognition of the historical significance of the building, include an investment tax credit of 20% for Federal income tax purposes and 20% for North Carolina state tax purposes applied to qualified rehabilitation expenditures (as defined). Such listing places no obligation or restriction on a private owner to use, maintain, alter or dispose of the property. Federal preservation standards only need be followed if the owner seeks and receives grants or the tax credits described above. The joint venture is hopeful that any offers to purchase the building will reflect the new owner's use of such tax credits in any eventual rehabilitation of the building, thereby increasing the purchase price of the building. On February 8, 2001, the North Carolina State Historic Preservation Office approved the nomination of the 301 North Main Building and submitted it to the U.S. Department of the Interior, National Park Service for final review and listing in the National Register. Such review should be concluded by late April 2001. There can be no assurance that the 301 North Main Building will be ultimately approved by the National Park Service for inclusion in the National Register of Historic Places.

     In 1986, the Partnership's venture partner had agreed to contribute $10,700,000, before applicable interest, to the venture pursuant to a payment schedule from the closing date through August 1, 1996, when it would owe the balance of its obligation (approximately $7,600,000). The venture partner has continued to make contributions (from its share of the property's cash flow) based on the old payment schedule rather than making the balloon payment in August 1996 as required. As a result, the venture partner is currently approximately $6,905,000 in arrears for such contributions as of the date of this report. The venture partner's obligation to make such payment is secured only by its interest in the venture. In the fourth quarter of 1996, the Partnership notified the venture partner of its default effective August 1996. As a result of such default, the venture partner's share of distributions of cash flow generated subsequent to 1996, except as provided below, was retained by the venture. In December 1999, the Partnership and the venture partner entered into an agreement (the "Option Agreement"), effective January 1, 1999, under which the Partnership was given the option to purchase the venture partner's interest on or before January 31, 2002. If the Partnership exercises its option, the purchase price for the interest would be $230,000 and the Partnership would release the venture partner from its obligation to make contributions as discussed above. As a result of the negotiations, and in consideration of the venture partner granting a full release to the Partnership and the venture, the Partnership and venture partner also concurrently entered into a forbearance agreement, under which the Partnership agreed to not pursue its legal remedies against the venture partner for its default related to such obligation until November 1, 2000, subject to further extension. Though the Partnership may now pursue such legal remedies, they are of little practical value at present because the venture partner's obligations permit recourse only to the venture partner's interest in the venture. The Partnership continues to reserve all of its rights in this regard, and may determine at a later date to pursue such remedies. Additionally, in connection with completing the option agreement, the venture agreement was amended to: (1) convert the venture partner's minority general partnership interest in the venture to a limited partnership interest; (2) provide that no further distributions of cash flow will be made to the venture partner after December 1999, at which time $200,000, representing the venture partner's final distribution of cash flow from operations and reserves, was distributed to the venture partner; and (3) provide that the venture partner (assuming the option under the option agreement is not exercised) would receive 30% of any net sale proceeds (as defined) if the gross sale price of the property is $40,000,000 or greater. Under the Option Agreement, upon the closing of the purchase of such interest, the venture partner would also release the Partnership and the venture from any and all claims that the venture partner may have against the Partnership and the venture, including, without limitation, any amounts which may have accrued or been distributable prior to such closing date, and the Partnership and the venture would release the venture partner from any further liabilities under the venture agreement, including, without limitation, the aforementioned obligation to make additional capital contributions. The Partnership expects that it would exercise the option to purchase the venture partner's interest immediately prior to the sale or other disposition of the property by the venture.

     The venture agreement had been previously amended effective for fiscal year 1998 and, as a result of the December 1999 amendment referred to above, again for all subsequent years. Per the amendments, profits and losses are allocated based on the ratio of distributions (actual distributions plus any distributions deemed to have been made) to the partners, approximately 76% and 85% to the Partnership and 24% and 15% to the venture partner for 2000 and 1999, respectively. For financial reporting and Federal income tax purposes, the venture continues to report the payments of approximately $830,000 annually on the obligation referred to above as deemed to be made (and contributed for financial reporting purposes only) to the venture partner.

GENERAL

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

     The joint venture that owns the 301 North Main and Phillips Buildings is currently marketing this investment property for sale. The Partnership intends to wind up its affairs and terminate as soon as practicable after the sale or other disposition of the property. While this may occur in the current year, it is also possible that it may not occur until 2002 or even later, depending upon whether the joint venture is able to sell the property or, if not, whether the lender is willing to acquire ownership of the property after maturity of the mortgage loan in November 2001. There is no assurance that the joint venture will be able to sell the property or, if so, the amount of proceeds that may be obtained from such sale.

RESULTS OF OPERATIONS

     Significant variances between periods are primarily due to the sale of the Bristol Mall in February 1999.

     The increase in current portion of long-term debt and the corresponding decrease in long-term debt, less current portion at December 31, 2000 as compared to December 31, 1999 is due to the reclassification of the entire mortgage loan at the 301 N. Main and Phillips Buildings as short-term due to its becoming due in November 2001.

     The increase in accrued real estate taxes at December 31, 2000 as compared to December 31, 1999 is primarily due to the timing of the payment of real estate taxes at the 301 North Main and Phillips Buildings.

     The decrease in rental income for the year ended December 31, 2000 as compared to the year ended December 31, 1999 is primarily due to the sale of the Bristol Mall in February 1999 and the decrease in occupancy at the 301 North Main Building.

     The decrease in interest income for the year ended December 31, 2000 as compared to the year ended December 31, 1999 and the increase in interest income for the year ended December 31, 1999 as compared to the year ended December 31, 1998 is primarily due to the temporary investment of the proceeds from the sale of the Bristol Mall prior to the distribution of such proceeds to the General and Limited Partners in May 1999.

     The decrease in depreciation for the year ended December 31, 2000 as compared to the year ended December 31, 1999 and the increase in depreciation for the year ended December 31, 1999 as compared to the year ended December 31, 1998 is due to the commencement of continued depreciation at the 301 North Main and Phillips Buildings as a result of the Partnership no longer classifying this property as held for sale or disposition as of July 1, 1999, and the Partnership making an adjustment in the third quarter of 1999 to record the depreciation expense as of June 30, 1999 that would have been recognized had the 301 North Main and Phillips Buildings not been considered to be held for sale or disposition.

     The increase in management fees to Corporate General Partner for the year ended December 31, 2000 as compared to the years ended December 31, 1999 and 1998 is a result of the distribution of cash flow from operations to the General Partners and the Limited Partners in August 2000. This incentive management fee is based upon a percentage of the aggregate distribution of cash flow from operations.

     The increase in professional services for the year ended December 31, 2000 as compared to the year ended December 31, 1999 is primarily due to legal fees incurred in 2000 related to the Partnership's response to the unsolicited tender offer, discussed above, by certain unaffiliated third parties to purchase Interests in the Partnership. The increase in professional services for 1999 as compared to 1998 is primarily due to additional legal fees incurred by the Partnership for the option agreement related to the Wachovia venture and for post-closing issues related to the sale of the Bristol Mall.

     The increase in venture partner's share of venture's operations for the year ended December 31, 2000 as compared to the year ended December 31, 1999 and the decrease in venture partner's share of venture's operations for the year ended December 31, 1999 as compared to the year ended
December 31, 1998 is primarily due to the distribution of substantially all excess cash flow to the Partnership from the Wachovia venture in February 1999. Per the amendment of the venture agreement, profits and losses are allocated to the Partnership and the venture partner based on their proportional share of distributions made or deemed to be made.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      JMB INCOME PROPERTIES, LTD. - V
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                                   INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 2000 and 1999

Consolidated Statements of Operations, years ended December 31,
  2000, 1999 and 1998

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows, years ended December 31,
  2000, 1999 and 1998

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - V and consolidated venture at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.









                                                    KPMG LLP


Chicago, Illinois
March 5, 2001


                                          JMB INCOME PROPERTIES, LTD. - V
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 2000 AND 1999

                                                      ASSETS
                                                      ------
                                                                                 2000               1999
                                                                             ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .     $  6,691,400         6,318,944
  Interest, rents and other receivables. . . . . . . . . . . . . . . . .          101,305            94,796
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           34,936            27,903
                                                                             ------------       -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . .        6,827,641         6,441,643
                                                                             ------------       -----------

Investment properties, at cost - Schedule III:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,949,914         1,949,914
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . .       11,410,962        11,399,502
                                                                             ------------       -----------
                                                                               13,360,876        13,349,416
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . .       (7,379,216)       (7,115,991)
                                                                             ------------       -----------
          Total investment property, net of accumulated depreciation . .        5,981,660         6,233,425

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .           49,538            70,625
                                                                             ------------       -----------
                                                                             $ 12,858,839        12,745,693
                                                                             ============       ===========




                                          JMB INCOME PROPERTIES, LTD. - V
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE
                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------
                                                                                 2000               1999
                                                                             ------------       -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . .     $ 18,408,189           401,561
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,809,197         1,791,513
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . .          146,499           149,694
  Accrued real estate tax. . . . . . . . . . . . . . . . . . . . . . . .          250,835             --
                                                                             ------------       -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . .       20,614,720         2,342,768

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . .           27,871            14,986
Long-term debt, less current portion . . . . . . . . . . . . . . . . . .            --           18,408,189
                                                                             ------------       -----------
Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . .       20,642,591        20,765,943

Venture partner's subordinated equity in venture . . . . . . . . . . . .       12,488,983        11,938,602

Partners' capital accounts (deficits):
  General partners:
     Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000             1,000
     Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . .        4,267,507         4,264,078
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (5,857,887)       (5,835,971)
                                                                             ------------       -----------
                                                                               (1,589,380)       (1,570,893)
                                                                             ------------       -----------
  Limited partners (38,505 interests):
     Capital contributions, net of offering costs. . . . . . . . . . . .       34,926,505        34,926,505
     Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . .       33,685,704        33,574,828
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (87,295,564)      (86,889,292)
                                                                             ------------       -----------
                                                                              (18,683,355)      (18,387,959)
                                                                             ------------       -----------
          Total partners' capital accounts (deficits). . . . . . . . . .      (20,272,735)      (19,958,852)
                                                                             ------------       -----------
                                                                             $ 12,858,839        12,745,693
                                                                             ============       ===========



                           See accompanying notes to consolidated financial statements.

                                          JMB INCOME PROPERTIES, LTD. - V
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                               2000             1999              1998
                                                           ------------     ------------      ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . .     $  4,990,221        5,605,074        11,046,128
  Interest income. . . . . . . . . . . . . . . . . . .          394,051          505,064           260,830
                                                           ------------     ------------      ------------
                                                              5,384,272        6,110,138        11,306,958
                                                           ------------     ------------      ------------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . .        1,775,861        1,900,432         2,686,420
  Depreciation . . . . . . . . . . . . . . . . . . . .          263,225        1,110,578             --
  Property operating expenses. . . . . . . . . . . . .        2,411,891        2,886,136         4,920,180
  Professional services. . . . . . . . . . . . . . . .          108,510          101,300            76,254
  Amortization of deferred expenses. . . . . . . . . .           21,087           23,786            41,765
  Management fees to Corporate General Partner . . . .           21,392            --                --
  General and administrative . . . . . . . . . . . . .          116,214          137,037           130,840
                                                           ------------     ------------      ------------
                                                              4,718,180        6,159,269         7,855,459
                                                           ------------     ------------      ------------
                                                                666,092          (49,131)        3,451,499
Venture partner's share of venture's operations. . . .         (551,787)        (248,552)         (836,170)
                                                           ------------     ------------      ------------
          Earnings (loss) before gain on sale of
            investment property and extraordinary
            item . . . . . . . . . . . . . . . . . . .          114,305         (297,683)        2,615,329

Gain on sale of investment property. . . . . . . . . .            --           5,998,474             --
                                                           ------------     ------------      ------------
          Earnings (loss) before extraordinary item. .          114,305        5,700,791         2,615,329

Extraordinary item - write-off of unamortized
  deferred financing costs . . . . . . . . . . . . . .            --            (174,784)            --
                                                           ------------     ------------      ------------
          Net earnings (loss). . . . . . . . . . . . .     $    114,305        5,526,007         2,615,329
                                                           ============     ============      ============





                                          JMB INCOME PROPERTIES, LTD. - V
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                                   YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                               2000             1999              1998
                                                           ------------     ------------      ------------

          Net earnings (loss) per limited
           partnership interest:
            Earnings (loss) before gain on sale
              of investment property and extra-
              ordinary item. . . . . . . . . . . . . .     $       2.88            (7.50)            65.88
            Gain on sale of investment property. . . .            --               84.68             --
            Extraordinary item . . . . . . . . . . . .            --               (4.49)            --
                                                           ------------     ------------      ------------

          Net earnings (loss) per limited
            partnership interest . . . . . . . . . . .     $       2.88            72.69             65.88
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

                                             JMB INCOME PROPERTIES, LTD. - V
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                      YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                 GENERAL PARTNERS                             LIMITED PARTNERS (38,505 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                       CONTRI-
                                                                       BUTIONS
                            NET                                        NET OF         NET
               CONTRI-    EARNINGS        CASH                        OFFERING     EARNINGS       CASH
               BUTIONS     (LOSS)     DISTRIBUTIONS      TOTAL         COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
               -------   ----------   -------------   -----------   -----------   ----------  ------------- -----------
Balance
 (deficits)
 December 31,
 1997. . . . .  $1,000    1,458,552     (3,092,823)   (1,633,271)   34,926,505    28,239,018   (72,267,722) (9,102,199)

Net earnings
 (loss). . . .    --         78,460          --           78,460         --        2,536,869         --      2,536,869
Cash distri-
 butions
 ($3.03 per
 limited
 partnership
 interest) . .    --          --            (3,492)       (3,492)        --            --         (116,481)   (116,481)
                ------   ----------     ----------    ----------    ----------    ----------   -----------  ----------
Balance
 (deficits)
 December 31,
 1998. . . . .   1,000    1,537,012     (3,096,315)   (1,558,303)   34,926,505    30,775,887   (72,384,203) (6,681,811)


Net earnings
 (loss). . . .    --      2,727,066          --        2,727,066         --        2,798,941         --      2,798,941
Cash distri-
 butions
 ($376.71 per
 limited
 partnership
 interest) . .    --          --        (2,739,656)   (2,739,656)        --            --      (14,505,089)(14,505,089)
                ------   ----------     ----------    ----------    ----------    ----------   ----------- -----------






                                             JMB INCOME PROPERTIES, LTD. - V
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                      CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                 GENERAL PARTNERS                             LIMITED PARTNERS (38,505 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                       CONTRI-
                                                                       BUTIONS
                            NET                                        NET OF         NET
               CONTRI-    EARNINGS        CASH                        OFFERING     EARNINGS       CASH
               BUTIONS     (LOSS)     DISTRIBUTIONS      TOTAL         COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
               -------   ----------   -------------   -----------   -----------   ----------  ------------- -----------

Balance
 (deficits)
 December 31,
 1999. . . . .   1,000    4,264,078     (5,835,971)   (1,570,893)   34,926,505    33,574,828   (86,889,292)(18,387,959)

Net earnings
 (loss). . . .    --          3,429          --            3,429         --          110,876         --        110,876
Cash distri-
 butions
 ($10.55 per
 limited
 partnership
 interest) . .    --          --           (21,916)      (21,916)        --            --         (406,272)   (406,272)
                ------   ----------     ----------    ----------    ----------    ----------   -----------  ----------
Balance
 (deficits)
 December 31,
 2000. . . . .  $1,000    4,267,507     (5,857,887)   (1,589,380)   34,926,505    33,685,704   (87,295,564)(18,683,355)
                ======   ==========     ==========    ==========    ==========    ==========   =========== ===========












                              See accompanying notes to consolidated financial statements.

                                             JMB INCOME PROPERTIES, LTD. - V
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                2000            1999               1998
                                                            -----------      -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . .      $   114,305        5,526,007         2,615,329
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . .          263,225        1,110,578             --
    Amortization of deferred expenses. . . . . . . . .           21,087           23,786            41,765
    Venture partner's share of venture's operations. .          551,787          248,552           836,170
    Gain on sale of investment property. . . . . . . .            --          (5,998,474)            --
    Extraordinary item . . . . . . . . . . . . . . . .            --             174,784             --
    Rental income applied to construction
      loan payable . . . . . . . . . . . . . . . . . .            --             (17,166)          (43,162)
  Changes in:
    Interest, rents and other receivables. . . . . . .           (6,509)         172,254            98,355
    Prepaid expenses . . . . . . . . . . . . . . . . .           (7,033)          32,051             2,387
    Accrued rents receivable . . . . . . . . . . . . .            --               5,003            81,591
    Accounts payable . . . . . . . . . . . . . . . . .           17,684             (693)          131,922
    Accrued interest . . . . . . . . . . . . . . . . .           (3,195)         (63,087)          (20,942)
    Accrued real estate taxes. . . . . . . . . . . . .          250,835            --                --
    Tenant security deposits . . . . . . . . . . . . .           12,885           (7,735)             (768)
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
           operating activities. . . . . . . . . . . .        1,215,071        1,205,860         3,742,647
                                                            -----------      -----------       -----------





                                             JMB INCOME PROPERTIES, LTD. - V
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                2000            1999               1998
                                                            -----------      -----------       -----------
Cash flows from investing activities:
  Additions to investment properties, net of
   related payables. . . . . . . . . . . . . . . . . .          (11,460)        (205,760)         (680,559)
  Proceeds from sale of investment property. . . . . .            --          24,216,567             --
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
           investing activities. . . . . . . . . . . .          (11,460)      24,010,807          (680,559)
                                                            -----------      -----------       -----------
Cash flows from financing activities:
  Cash proceeds from construction loan . . . . . . . .            --               --              332,045
  Principal payments on construction loan. . . . . . .            --          (2,785,460)       (2,000,000)
  Principal payments on long-term debt . . . . . . . .         (401,561)      (4,525,786)         (820,939)
  Venture partner's contributions to venture . . . . .          828,858          828,982           829,095
  Distributions to venture partner . . . . . . . . . .         (830,264)      (1,030,263)         (830,263)
  Distributions to limited partners. . . . . . . . . .         (406,272)     (14,505,089)         (116,481)
  Distributions to general partners. . . . . . . . . .          (21,916)      (2,739,656)           (3,492)
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . .         (831,155)     (24,757,272)       (2,610,035)
                                                            -----------      -----------       -----------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . .          372,456          459,395           452,053

          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . .        6,318,944        5,859,549         5,407,496
                                                            -----------      -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . .      $ 6,691,400        6,318,944         5,859,549
                                                            ===========      ===========       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . .      $ 1,779,056        1,963,519         2,304,677
                                                            ===========      ===========       ===========
  Non-cash investing and financing activities:
      Rental income applied to construction
        loan payable . . . . . . . . . . . . . . . . .      $     --              17,166            43,162
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

                      JMB INCOME PROPERTIES, LTD. - V
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 2000, 1999 AND 1998



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds (through a joint venture) one real estate investment. Business activities consist of rentals to a variety of commercial companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and to wind up its affairs as quickly as practicable, after the expiration of the Wachovia Bank lease in the Phillips Building in 2002. However, the Partnership may liquidate prior to 2002 if it is able to sell the 301 N. Main and Phillips Buildings.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned venture, Wachovia Building Associates ("Wachovia"). The effect of all transactions between the Partnership and the consolidated venture has been eliminated.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with accounting principles generally accepted in the United States of America ("GAAP") and to consolidate the accounts of the venture as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 2000 and 1999 is summarized as follows:



                                                       2000                                1999
                                                     -------------------------------------------------------------
                                          GAAP BASIS         TAX BASIS        GAAP BASIS         TAX BASIS
                                                            (UNAUDITED)                         (UNAUDITED)
                                         ------------       -----------      ------------       ----------
Total assets . . . . . . . . . . . .      $12,858,839        19,306,824       12,745,693        19,558,846
Partners' capital
 accounts (deficits):
  General partners . . . . . . . . .       (1,589,380)         (876,588)      (1,570,893)         (874,685)
  Limited partners . . . . . . . . .      (18,683,355)       (2,433,664)     (18,387,959)       (2,745,641)
Net earnings (loss):
  General partners . . . . . . . . .            3,429            20,013        2,727,066         2,839,732
  Limited partners . . . . . . . . .          110,876           718,249        2,798,941         5,718,596
Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . . . . .             2.88             18.65            72.69            148.52
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($6,430,847 and $6,307,419 at December 31, 2000 and 1999, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     The Partnership acquired, either directly or through joint ventures, two office building complexes and nine shopping centers. Ten properties have been sold or disposed of by the Partnership through December 31, 2000.

The remaining property, an office building complex, was operating. The cost of the investment property represents the total cost to the Partnership and its venture plus miscellaneous acquisition costs.

     Depreciation on the property has been provided over the estimated useful lives of the various components as follows:

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. The Partnership has concluded that it may dispose of a property by no longer funding operating deficits or debt service requirements thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The Partnership's commitment to a plan for sale or disposal had not resulted in a sale or disposition. As a result, the Partnership has made an adjustment to record depreciation expense as of June 30, 1999 that would have been recognized had the 301 North Main and Phillips Building not been considered "held for sale or disposition." Further, the Partnership has begun to record depreciation expense for the 301 North Main Building and Phillips Building commencing July 1, 1999. The results of operations for the property that was sold were ($156,699) and $1,058,204, respectively, for the years ended December 31, 1999 and 1998.

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

VENTURE AGREEMENT - GENERAL

     The Partnership at December 31, 2000 is a party to one operating joint venture agreement. Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the venture.

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

     In 1986, the Partnership's venture partner had agreed to contribute $10,700,000, before applicable interest, to the venture pursuant to a payment schedule from the closing date through August 1, 1996, when it would owe the balance of its obligation (approximately $7,600,000). The venture partner has continued to make contributions (from its share of the property's cash flow) based on the old payment schedule rather than making the balloon payment in August 1996 as required. As a result, the venture partner is currently approximately $6,905,000 in arrears for such contributions as of the date of this report. The venture partner's obligation to make such payment is secured only by its interest in the venture. In the fourth quarter of 1996, the Partnership notified the venture partner of its default effective August 1996. As a result of such default, the venture partner's share of distributions of cash flow generated subsequent to 1996, except as provided below, was retained by the venture. In December 1999, the Partnership and the venture partner entered into an agreement (the "Option Agreement"), effective January 1, 1999, under which the Partnership was given the option to purchase the venture partner's interest on or before January 31, 2002. If the Partnership exercises its option, the purchase price for the interest would be $230,000 and the Partnership would release the venture partner from its obligation to make contributions as discussed above. As a result of the negotiations, and in consideration of the venture partner granting a full release to the Partnership and the venture, the Partnership and venture partner also concurrently entered into a forbearance agreement, under which the Partnership agreed to not pursue its legal remedies against the venture partner for its default related to such obligation until November 1, 2000, subject to further extension. Though the Partnership may now pursue such legal remedies, they are of little practical value at present because the venture partner's obligations permit recourse only to the venture partner's interest in the venture. The Partnership continues to reserve all of its rights in this regard, and may determine at a later date to pursue such remedies. Additionally, in connection with completing the option agreement, the venture agreement was amended to: (1) convert the venture partner's minority general partnership interest in the venture to a limited partnership interest; (2) provide that no further distributions of cash flow will be made to the venture partner after December 1999, at which time $200,000, representing the venture partner's final distribution of cash flow from operations and reserves, was distributed to the venture partner; and (3) provide that the venture partner (assuming the option under the option agreement is not exercised) would receive 30% of any net sale proceeds (as defined) if the gross sale price of the property is $40,000,000 or greater. Under the Option Agreement, upon the closing of the purchase of such interest, the venture partner would also release the Partnership and the venture from any and all claims that the venture partner may have against the Partnership and the venture, including, without limitation, any amounts which may have accrued or been distributable prior to such closing date, and the Partnership and the venture would release the venture partner from any further liabilities under the venture agreement, including, without limitation, the aforementioned obligation to make additional capital contributions. The Partnership expects that it would exercise the option to purchase the venture partner's interest immediately prior to the sale or other disposition of the property by the venture.

     The venture agreement had been previously amended effective for fiscal year 1998 and, as a result of the December 1999 amendment referred to above, again for all subsequent years. Per the amendments, profits and losses are allocated based on the ratio of distributions (actual distributions plus any distributions deemed to have been made) to the partners, approximately 76% and 85% to the Partnership and 24% and 15% to the venture partner for 2000 and 1999, respectively. For financial reporting and Federal income tax purposes, the venture continues to report the payments of approximately $830,000 annually on the obligation referred to above as deemed to be made (and contributed for financial reporting purposes only) to the venture partner.

     The property is managed for a management fee calculated at 3-1/2% of the gross receipts of the property and a leasing fee of $50,000 per year. Payment of 1-1/2% of the 3-1/2% management fee is deferred by the venture until the sale of the property or upon termination of the property management agreement and is expected to be paid at that time.

     As part of the joint venture's effort to maximize the value of the 301 North Main Building upon sale, the joint venture filed an application in mid-2000 with the North Carolina State Historic Preservation Office to nominate the building for inclusion in the National Register of Historic Places. The benefits to ownership, in addition to national recognition of the historical significance of the building, include an investment tax credit of 20% for Federal income tax purposes and 20% for North Carolina state tax purposes applied to qualified rehabilitation expenditures (as defined). Such listing places no obligation or restriction on a private owner to use, maintain, alter or dispose of the property. Federal preservation standards only need be followed if the owner seeks and receives grants or the tax credits described above. The joint venture is hopeful that any offers to purchase the building will reflect the new owner's use of such tax credits in any eventual rehabilitation of the building, thereby increasing the purchase price of the building. On February 8, 2001, the North Carolina State Historic Preservation Office approved the nomination of the 301 North Main Building and submitted it to the U.S. Department of the Interior, National Park Service for final review and listing in the National Register. Such review should be concluded by late April 2001. There can be no assurance that the 301 North Main Building will be ultimately approved by the National Park Service for inclusion in the National Register of Historic Places.

     The joint venture is currently marketing the property for sale. However, there can be no assurance that any sale will be consummated.

     The mortgage note secured by the property matures on November 1, 2001.

It is unlikely that the joint venture will be able to refinance or extend this note. If the property is not sold by this time, the lender would most likely realize upon its security, which would result in the joint venture no longer having an ownership interest in the property. However, there can be no assurance that this or any other transaction will occur.

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

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 2000 and
1999:
                                             2000               1999
                                         -----------        -----------
9-1/4% mortgage note secured by
 two office buildings in
 Winston-Salem, North Carolina;
 payable in monthly installments
 of principal and interest (at 9.55%
 per annum) of $181,718 until
 November 1, 2001 when the remaining
 principal balance is due. . . . . . . . $18,408,189        18,809,750
                                         -----------       -----------
     Total debt. . . . . . . . . . . . .  18,408,189        18,809,750
     Less current portion of
      long-term debt . . . . . . . . . . (18,408,189)         (401,561)
                                         -----------       -----------
     Total long-term debt. . . . . . . . $     --           18,408,189
                                         ===========       ===========

     Five-year maturities of long-term debt are summarized as follows:

               2001. . . . . . . . . . . . .   $18,408,189
               2002. . . . . . . . . . . . .         --
               2003. . . . . . . . . . . . .         --
               2004. . . . . . . . . . . . .         --
               2005. . . . . . . . . . . . .         --
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

     Distributions of "cash flow" of the Partnership are allocated 90% to the Limited Partners and 10% to the General Partners (of which 5% constitutes a management fee to the Managing General Partner for services in managing the Partnership). However, such management fees and a portion of such distributions to the General Partners are subordinated to the Limited Partners' receipt of a stipulated return on capital. The Limited Partners have received cash distributions that satisfy the required stipulated return on capital

     The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of a real property by the Partnership an amount up to 3/4 of 1% of the selling price and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners were to receive 100% of all net sale proceeds until the Limited Partners (i) had received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) had received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equaled a 7% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the fourth fiscal quarter of 1977. The Limited Partners have received cash distributions that satisfy the requirements in (i) and (ii) above.


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

LEASES - AS PROPERTY LESSOR

     At December 31, 2000, the Partnership and its consolidated venture's principal asset is one office building complex. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding cost of land, is depreciated over the estimated useful live. Leases with tenants range in term from one to thirty years and provide for fixed minimum rent and partial reimbursement of operating costs.

     Costs and accumulated depreciation of the leased assets are summarized as follows at December 31, 2000:

       Office Building:
           Cost. . . . . . . . . . . . . . . . . .     $13,360,876
           Accumulated depreciation. . . . . . . .      (7,379,216)
                                                       -----------

                                                       $ 5,981,660
                                                       ===========

     Minimum lease payments including amounts representing executory costs (e.g. taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating lease agreements, are as follows:

             2001. . . . . . . . . . . . . . . .     $1,939,028
             2002. . . . . . . . . . . . . . . .        183,598
             2003. . . . . . . . . . . . . . . .         69,900
             2004. . . . . . . . . . . . . . . .         53,555
             2005. . . . . . . . . . . . . . . .         24,104
             Thereafter. . . . . . . . . . . . .         68,295
                                                     ----------
                Total. . . . . . . . . . . . . .     $2,338,480
                                                     ==========

     Contingent rent (based on sales of property tenants) included in consolidated rental income was as follows for the years ended December 31, 2000, 1999 and 1998:

             1998. . . . . . . . . . . . . . . .      $332,016
             1999. . . . . . . . . . . . . . . .       144,512
             2000. . . . . . . . . . . . . . . .        10,559
                                                      ========

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 2000 and for the years ended December 31, 2000, 1999 and 1998 are as follows:
                                                                UNPAID AT
                                                               DECEMBER 31,
                              2000        1999        1998        2000
                            --------    --------    --------   ------------
Property management
 and leasing fees. . . . .  $ 73,873     112,178     303,786    1,701,777
Management fees to
 Corporate General
 Partner . . . . . . . . .    21,392        --          --          --
Insurance commissions. . .    14,281       8,801      22,748        --
Reimbursement (at cost)
 for out-of-pocket
 expenses. . . . . . . . .       244          38       3,697        --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary
 related expenses
 related to on-site
 and other costs for
 the Partnership and
 its investment
 properties. . . . . . . .     --         20,786     105,664        --
                            --------     -------    --------    ---------
                            $109,790     141,803     435,895    1,701,777
                            ========     =======    ========    =========

     All amounts deferred or currently payable to the General Partners and their affiliates do not bear interest. The General Partners and their affiliates have deferred receipt of property management and leasing fees pursuant to the venture agreement for the 301 North Main Building and Phillips Building. Prior to 1995, an affiliate of the Managing General Partner provided management and leasing services. In December 1994, the affiliate sold all of its assets and assigned its interest in the management contracts, including the one for the 301 North Main Building and

Phillips Building to an unaffiliated third party. In connection with such sale, an affiliate of the General Partners guaranteed payment to the unaffiliated third party of the portion of the fees currently deferred due to a provision in the venture agreement for the 301 N. Main and Phillips Building. Any such guaranteed amounts are paid to such unaffiliated third party when earned and the General Partners and its affiliates continue to be entitled to receive such deferred fees. As of December 31, 2000, the General Partners and their affiliates have deferred receipt of approximately $1,663,000 (approximately $42 per interest) of such fees. Such amounts are deferred until the sale or disposition of the property or upon the termination of the property management agreement and are expected to be paid at that time. All amounts due to affiliates are reflected in accounts payable in the accompanying consolidated financial statements.


SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                                2000
                           ----------------------------------------------
                            At 3/31     At 6/30     At 9/30     At 12/31
                           ----------  ----------  ----------  ----------

Total income . . . . . . . $1,317,812   1,395,117   1,356,822   1,314,521
                           ==========  ==========  ==========  ==========

Net earnings (loss). . . . $   14,116      47,600       6,869      45,720
                           ==========  ==========  ==========  ==========
Net earnings (loss) per
 limited partner
 interest:
      Net earnings
       (loss). . . . . . . $      .36        1.19         .17        1.16
                           ==========  ==========  ==========  ==========


                                                1999
                           ----------------------------------------------
                            At 3/31     At 6/30     At 9/30     At 12/31
                           ----------  ----------  ----------  ----------

Total income . . . . . . . $1,839,794   1,542,549   1,377,847   1,349,948
                           ==========  ==========  ==========  ==========
Earnings (loss) before
 gain on sale of invest-
 ment property and
 extraordinary item. . . . $  130,466     416,634    (794,287)    (50,496)
Gain on sale of
 investment property . . .  5,998,474       --          --          --
Extraordinary item . . . .   (174,784)      --          --          --
                           ----------  ----------  ----------  ----------
Net earnings (loss). . . . $5,954,156     416,634    (794,287)    (50,496)
                           ==========  ==========  ==========  ==========
Net earnings (loss) per
 limited partner
 interest:
  Earnings (loss) before
   gain on sale of
   investment property
   and extraordinary
   item. . . . . . . . . . $     3.29       10.50      (20.01)      (1.28)
  Gain on sale of invest-
   ment property . . . . .      84.68       --          --          --
  Extraordinary item . . .      (4.49)      --          --          --
                           ----------  ----------  ----------  ----------
      Net earnings
       (loss). . . . . . . $    83.48       10.50      (20.01)      (1.28)
                           ==========  ==========  ==========  ==========


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

                                                 DECEMBER 31, 2000



                                                        COSTS CAPITALIZED             GROSS AMOUNT AT WHICH
                             INITIAL COST                 SUBSEQUENT TO                 CARRIED AT CLOSE
                            TO PARTNERSHIP (A)             ACQUISITION                  OF PERIOD (B)(C)
                           -------------------------  ----------------------------   -----------------------
                                         BUILDINGS                   BUILDINGS                   BUILDINGS
                                           AND                         AND                          AND
              ENCUMBRANCE     LAND      IMPROVEMENTS      LAND      IMPROVEMENTS         LAND   IMPROVEMENTS
              -----------  -----------  ------------  ------------ ---------------    ----------------------

OFFICE
BUILDING:

Winston-
 Salem,
 North
 Carolina
 (E) . . . . .$18,408,189    1,949,914    21,281,279          --       (9,870,317)     1,949,914  11,410,962
              ===========   ==========    ==========       ========    ==========      =========  ==========


                                                                                                 SCHEDULE III
                                          JMB INCOME PROPERTIES, LTD. - V
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                         CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                                                    LIFE ON WHICH
                                                                                    DEPRECIATION
                                                                                     IN LATEST
                                                                                    STATEMENT OF        2000
                                     ACCUMULATED          DATE OF        DATE        OPERATIONS      REAL ESTATE
                       TOTAL        DEPRECIATION(D)    CONSTRUCTION    ACQUIRED     IS COMPUTED         TAXES
                   -------------   ----------------    ------------   ----------  ---------------     ----------

OFFICE
BUILDING:

Winston-
 Salem,
 North
 Carolina (E). .     $13,360,876          7,379,216       1966/72        1/31/77       5-40 years        252,179
                     ===========         ==========                                                      =======

_______________

Notes:

     (A)  The initial cost to the Partnership represents the original purchase price of the property.

     (B)  The aggregate cost of the above real estate at December 31, 2000 for Federal income tax purposes was approximately $28,811,000.


                                                                                                 SCHEDULE III
                                          JMB INCOME PROPERTIES, LTD. - V
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                         CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


     (C)  Reconciliation of real estate owned:

                                                                2000              1999               1998
                                                            ------------      ------------      ------------

      Balance at beginning of period . . . . . . . . . .    $ 13,349,416        44,710,969        44,666,313
      Additions during period. . . . . . . . . . . . . .          11,460           205,760            44,656
      Reductions during period . . . . . . . . . . . . .           --          (31,567,313)            --
                                                            ------------      ------------      ------------
      Balance at end of period . . . . . . . . . . . . .    $ 13,360,876        13,349,416        44,710,969
                                                            ============      ============      ============

     (D)  Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . . . .    $  7,115,991        18,766,939        18,766,939
      Depreciation expense . . . . . . . . . . . . . . .         263,225         1,110,578             --
      Reductions during period . . . . . . . . . . . . .           --          (12,761,526)            --
                                                            ------------      ------------      ------------
      Balance at end of period . . . . . . . . . . . . .    $  7,379,216         7,115,991        18,766,939
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

     There were no changes or disagreements with accountants during fiscal years 2000 and 1999.



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

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment property by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership or its investment property under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses or distribution of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 5, 2001. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 5, 2001. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV") and Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"). JMB is also the sole general partner of the associate general partner of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB. Most of such directors and officers are also partners, directly or indirectly, of the partnership that is associate general partner in Carlyle-XIII, Carlyle-XIV and Carlyle-XV.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above includes the following:

     Judd D. Malkin (age 63) has been associated with JMB since October, 1969. Mr. Malkin was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and a director of CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team.

     Neil G. Bluhm (age 63) has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds. He was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. He is a member of the Bar of the State of Illinois.

     Burton E. Glazov (age 62) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December of 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 59) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 67) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 54) has been associated with JMB since December, 1970. Mr. Schreiber is President of Centaur Capital Partners, Inc., a family investment firm. He is also senior advisor and partner of Blackstone Real Estate Advisors, L.P., which manages large real estate private equity funds. Mr. Schreiber is a trustee of AMLI Residential Properties Trust and a director of Host Marriott Corporation, as well as a number of mutual funds advised by T. Rowe Price Associates, Inc. He is also a director of The Brickman Group, Ltd. From February 1995 until November 2000 Mr. Schreiber was a director of Urban Shopping Centers, Inc. Prior to his retirement as an officer of JMB in 1990, Mr. Schreiber was Chairman of JMB/Urban Development Co. from its inception in 1988 until 1990 and an Executive Vice president of JMB from 1979 to 1990. He received an M.B.A. from Harvard University Graduate School of Business in 1970.

     H. Rigel Barber (age 52) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gary Nickele (age 48) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 52) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Managing General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is made to the Notes for a description of such transactions, distributions and allocations. In 2000, 1999 and 1998 cash distributions of $21,916, $2,739,656 and $3,492 were paid, respectively, to the General Partners. In connection with the distribution of cash flow from operations in 2000, the General Partners received an incentive management fee of $21,392, as per the Partnership agreement.

     JMB Properties Company, an affiliate of the Managing General Partner, provided property management services to the Partnership for the 301 N. Main Building and Phillips Building in Winston-Salem, North Carolina through the date of its sale in December, 1994 at fees calculated at 3-1/2% of gross income. JMB Retail Properties Company (renamed Urban Retail Properties Company as of March 15, 1995), then an affiliate of the Managing General Partner, provided property management services to the Partnership for the Bristol Mall in Bristol, Virginia, prior to its sale, at fees calculated at 5% of gross income from the property. In 2000, such affiliates earned property management and leasing fees amounting to $73,873. As of December 31, 2000, management and leasing fees due to such affiliates in the amount of $1,701,777 remain unpaid. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event for a fee greater than 5% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner, earned and received insurance brokerage commissions in 2000 aggregating $14,281 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage involved.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 2000, the Managing General Partner earned reimbursements for such out-of-pocket expenses in the amount of $244, all of which was paid as of December 31, 2000.

     The Partnership is permitted to engage in various transactions involving affiliates of the Managing General Partner. The relationship of the Managing General Partner (and its officers and directors) to its affiliates is set forth in Item 10 above.

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





     (b)  The Managing General Partner, its executive officers and directors and the Individual General Partners beneficially own the following Interests of the Partnership:

                               NAME OF                         AMOUNT AND NATURE
                               BENEFICIAL                      OF BENEFICIAL               PERCENT
TITLE OF CLASS                 OWNER                           OWNERSHIP                   OF CLASS
--------------                 ----------                      -----------------           --------
Limited Partnership
 Interests                     JMB Realty Corporation            5 Interests               Less than 1%
                                                                   directly

Limited Partnership            Managing General Partner,         5 Interests               Less than 1%
 Interests                     its executive officers and          directly
                               directors and the Individual
                               General Partners as a group


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

     No annual report for the fiscal year 2000 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                 JMB INCOME PROPERTIES, LTD. - V

                 By:     JMB Realty Corporation
                         Managing General Partner


                         GAILEN J. HULL
                 By:     Gailen J. Hull
                         Senior Vice President
                 Date:   March 23, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 By:     JMB Realty Corporation
                         Managing General Partner

                         JUDD D. MALKIN*
                 By:     Judd D. Malkin, Chairman and
                         Chief Financial Officer
                 Date:   March 23, 2001

                         NEIL G. BLUHM*
                 By:     Neil G. Bluhm, President and Director
                 Date:   March 23, 2001

                         H. RIGEL BARBER*
                 By:     H. Rigel Barber, Chief Executive Officer
                 Date:   March 23, 2001


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Senior Vice President
                         Principal Accounting Officer
                 Date:   March 23, 2001

                         A. LEE SACKS*
                 By:     A. Lee Sacks, Director
                 Date:   March 23, 2001

                         STUART C. NATHAN*
                 By:     Stuart C. Nathan,
                         Executive Vice President and Director
                 Date:   March 23, 2001

                 *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                         GAILEN J. HULL
                 By:     Gailen J. Hull
                         Attorney-in-Fact
                 Date:   March 23, 2001

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