Form 10-Q
period 2001-06-30
JMB INCOME PROPERTIES LTD V
filed 2001-08-13
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended June 30, 2001            Commission file #0-8716




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

                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations . . . . . . . . . . . . . . . .    11



PART II    OTHER INFORMATION


Item 3.    Defaults Upon Senior Securities . . . . . . . . . . .    13


Item 5.    Other Information . . . . . . . . . . . . . . . . . .    14


Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .    15

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                      JMB INCOME PROPERTIES, LTD. - V
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                        CONSOLIDATED BALANCE SHEETS

                    JUNE 30, 2001 AND DECEMBER 31, 2000
                                (UNAUDITED)


                                  ASSETS
                                  ------


                                              JUNE 30,       DECEMBER 31,
                                               2001             2000
                                            -----------      -----------

Current assets:
  Cash and cash equivalents. . . . . .      $ 5,679,229        6,691,400
  Interest, rents and
    other receivables. . . . . . . . .          133,422          101,305
  Prepaid expenses . . . . . . . . . .            --              34,936
                                            -----------      -----------
        Total current assets . . . . .        5,812,651        6,827,641
                                            -----------      -----------
Investment property:
  Land . . . . . . . . . . . . . . . .            --           1,949,914
  Buildings and improvements . . . . .            --          11,410,962
                                            -----------      -----------
                                                  --          13,360,876
  Less accumulated depreciation. . . .            --          (7,379,216)
                                            -----------      -----------
        Total investment property,
          net of accumulated
          depreciation . . . . . . . .            --           5,981,660

Property held for sale or
  disposition. . . . . . . . . . . . .        5,871,962            --
                                            -----------      -----------

        Total investment properties. .        5,871,962        5,981,660

Deferred expenses. . . . . . . . . . .           38,995           49,538
                                            -----------      -----------

                                            $11,723,608       12,858,839
                                            ===========      ===========

                      JMB INCOME PROPERTIES, LTD. - V
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                  CONSOLIDATED BALANCE SHEETS - CONTINUED



           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
           -----------------------------------------------------


                                              JUNE 30,       DECEMBER 31,
                                               2001             2000
                                            -----------      -----------
Current liabilities:
  Current portion of long-term debt. .      $18,229,266       18,408,189
  Accounts payable . . . . . . . . . .        1,815,628        1,809,197
  Accrued interest . . . . . . . . . .          420,690          146,499
  Accrued real estate taxes. . . . . .          125,418          250,835
                                            -----------      -----------
        Total current liabilities. . .       20,591,002       20,614,720
Tenant security deposits . . . . . . .           30,587           27,871
                                            -----------      -----------
Commitments and contingencies

        Total liabilities. . . . . . .       20,621,589       20,642,591

Venture partner's subordinated
  equity in venture. . . . . . . . . .       12,799,623       12,488,983

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . .            1,000            1,000
    Cumulative net earnings (loss) . .        4,261,341        4,267,507
    Cumulative cash distributions. . .       (5,922,062)      (5,857,887)
                                            -----------      -----------
                                             (1,659,721)      (1,589,380)
                                            -----------      -----------
  Limited partners (38,505 interests):
    Capital contributions,
      net of offering costs. . . . . .       34,926,505       34,926,505
    Cumulative net earnings (loss) . .       33,486,326       33,685,704
    Cumulative cash distributions. . .      (88,450,714)     (87,295,564)
                                            -----------      -----------
                                            (20,037,883)     (18,683,355)
                                            -----------      -----------
        Total partners' capital
          accounts (deficits). . . . .      (21,697,604)     (20,272,735)
                                            -----------      -----------
                                            $11,723,608       12,858,839
                                            ===========      ===========
















       See accompanying notes to consolidated financial statements.

                                          JMB INCOME PROPERTIES, LTD. - V
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                                    (UNAUDITED)
                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30                        JUNE 30
                                                      --------------------------    --------------------------
                                                          2001           2000           2001           2000
                                                      -----------     ----------    -----------     ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . .     $1,195,494      1,297,151      2,407,990      2,526,178
  Interest income. . . . . . . . . . . . . . . . .         57,221         97,966        141,115        186,751
                                                       ----------     ----------     ----------     ----------
                                                        1,252,715      1,395,117      2,549,105      2,712,929
                                                       ----------     ----------     ----------     ----------

Expenses:
  Mortgage and other interest. . . . . . . . . . .        566,053        445,196      1,003,858        892,742
  Depreciation . . . . . . . . . . . . . . . . . .         43,879         65,772        109,698        131,515
  Property operating expenses. . . . . . . . . . .        547,152        598,843      1,172,961      1,193,548
  Professional services. . . . . . . . . . . . . .         33,829         51,904         61,401         73,271
  Amortization of deferred expenses. . . . . . . .          5,272          5,271         10,543         10,543
  Management fees to Corporate General Partners. .          --             --            64,175          --
  General and administrative . . . . . . . . . . .         31,543         37,288         73,223         65,387
                                                       ----------     ----------     ----------     ----------
                                                        1,227,728      1,204,274      2,495,859      2,367,006
                                                       ----------     ----------     ----------     ----------

                                                           24,987        190,843         53,246        345,923
Venture partner's share of venture's operations. .       (129,277)      (143,243)      (258,790)      (284,207)
                                                       ----------     ----------     ----------     ----------
       Net earnings (loss) . . . . . . . . . . . .     $ (104,290)        47,600       (205,544)        61,716
                                                       ==========     ==========     ==========     ==========

       Net earnings (loss) per limited
         partnership interest. . . . . . . . . . .     $    (2.63)          1.19          (5.18)          1.55
                                                       ==========     ==========     ==========     ==========

       Cash distributions per limited
         partnership interest. . . . . . . . . . .     $    --             --             30.00          --
                                                       ==========     ==========     ==========     ==========

                           See accompanying notes to consolidated financial statements.

                      JMB INCOME PROPERTIES, LTD. - V
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                  SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                (UNAUDITED)



                                                 2001            2000
                                             -----------     -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . .   $  (205,544)         61,716
  Items not requiring (providing)
   cash or cash equivalents:
    Depreciation . . . . . . . . . . . . .       109,698         131,515
    Amortization of deferred expenses. . .        10,543          10,543
    Venture partner's share of
      venture's operations . . . . . . . .       258,790         284,207
  Changes in:
    Interest, rents and other receivables.       (32,117)        (23,796)
    Prepaid expenses . . . . . . . . . . .        34,936          27,903
    Accounts payable . . . . . . . . . . .         6,431          45,884
    Accrued interest . . . . . . . . . . .       274,191          (1,560)
    Accrued real estate taxes. . . . . . .      (125,417)        125,289
    Tenant security deposits . . . . . . .         2,716          12,441
                                            ------------     -----------
          Net cash provided by (used in)
            operating activities . . . . .       334,227         674,142

Cash flows from investing activities:
  Additions to investment properties . . .         --            (11,460)
                                            ------------     -----------
          Net cash provided by (used in)
            investing activities . . . . .         --            (11,460)
                                            ------------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt . .      (178,923)       (196,006)
  Venture partner's contributions to
    venture. . . . . . . . . . . . . . . .       397,793         414,444
  Distributions to venture partners. . . .      (345,943)       (415,132)
  Distributions to limited partners. . . .    (1,155,150)          --
  Distributions to general partners. . . .       (64,175)          --
                                            ------------     -----------
          Net cash provided by (used in)
            financing activities . . . . .    (1,346,398)       (196,694)
                                            ------------     -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . .    (1,012,171)        465,988
          Cash and cash equivalents,
            beginning of year. . . . . . .     6,691,400       6,318,944
                                            ------------     -----------
          Cash and cash equivalents,
            end of period. . . . . . . . .  $  5,679,229       6,784,932
                                            ============     ===========

Supplemental disclosure of cash flow
 information:
    Cash paid for mortgage and
      other interest . . . . . . . . .      $    729,667         894,302
                                            ============     ===========




       See accompanying notes to consolidated financial statements.

                      JMB INCOME PROPERTIES, LTD. - V
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2001 AND 2000

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The Partnership's commitment to a plan for sale or disposal of the 301 North Main and Phillips Buildings had not resulted in a sale or disposition. As a result, the Partnership's sole remaining property was not so identified. However, in accordance with the Partnership's plan to dispose of the property debt service payments were suspended as of June 1, 2001. As of that date, the property was identified as held for sale or disposition and accordingly, the property is no longer being depreciated as of that date. The results of operations, net of venture partner's share, for the six months ended June 30, 2001 and 2000 for this property were $863,193 and $856,721, respectively.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 2001 and for the six months ended June 30, 2001 and 2000 were as follows:

                                                              Unpaid at
                                                              June 30,
                                         2001       2000        2001
                                       --------    ------     ---------
Property management and
  leasing fees . . . . . . . . . . .   $ 36,174    36,605     1,737,950
Insurance commissions. . . . . . . .      --        6,795         --
Management fees to Corporate
  General Partners . . . . . . . . .     64,175      --           --
Reimbursement (at cost) for
  out-of-pocket expenses . . . . . .      --          244         --
                                       --------    ------     ---------
                                       $100,349    43,644     1,737,950
                                       ========    ======     =========

     All amounts deferred or currently payable to the General Partners and their affiliates do not bear interest. The General Partners and their affiliates have deferred receipt of property management and leasing fees pursuant to the venture agreement for the 301 North Main Building and Phillips Building. Prior to 1995, an affiliate of the Managing General Partner provided management and leasing services. In December 1994, the affiliate sold all of its assets and assigned its interest in the management contracts, including the one for the 301 North Main Building and Phillips Building to an unaffiliated third party. In connection with such sale, an affiliate of the General Partners guaranteed payment to the unaffiliated third party of the portion of the fees currently deferred due to a provision in the venture agreement for the 301 North Main and Phillips Buildings. Any such guaranteed amounts are paid to such unaffiliated third party when earned and the General Partners and its affiliates continue to be entitled to receive such deferred fees. As of June 30, 2001, the General Partners and their affiliates have deferred receipt of approximately $1,699,000 (approximately $43 per interest) of such property management and leasing fees. Such amounts are deferred until the sale or disposition of the property or upon the termination of the property management agreement and are expected to be paid at that time from available Partnership cash. All amounts due affiliates are reflected in accounts payable in the accompanying consolidated financial statements.

301 NORTH MAIN BUILDING AND PHILLIPS BUILDING

     Occupancy at the 301 N. Main Building (formerly the Wachovia Bank Building) and Phillips Building decreased to 45% during the quarter. The buildings are generating cash flow prior to debt service for the joint venture. Prior to December 31, 1995, substantially all of the 301 North Main Building was leased to one tenant, the Wachovia Bank. Commencing in the third quarter of 1998 and continuing through mid-1999, the Wachovia Bank vacated substantially all of its space in the 301 North Main Building (approximately 200,000 square feet). The remaining space leased during 2001 to the Wachovia Bank (approximately 8,200 square feet) was leased pursuant to month-to-month leases, and on April 30, 2001 the Wachovia Bank vacated this space. Additionally, the Wachovia Bank, which currently leases the entire Phillips building, has announced that it intends to vacate this space upon the expiration of such leases (approximately 178,700 square feet in January 2002 and approximately 90,000 square feet in February 2002).

     The venture continues to market the remaining space in the 301 North Main Building to prospective replacement tenants but has not been successful in its efforts due to the lack of large space users in this market. Re-leasing the vacant space in the building would require major renovation to the building as well as significant tenant improvements which, in turn, would be contingent upon the Partnership obtaining financing for these tenant replacement costs. Unless replacement tenants are secured on acceptable terms for the currently vacant space and the anticipated vacancy in February 2002 of 100% of the Phillips Building (approximately 269,000 square feet), the office building will not generate sufficient cash flow to service the debt payments of the mortgage loan, or to refinance such mortgage loan upon its maturity in November 2001. Furthermore, the Partnership will not commit any additional funds to the property due to the low likelihood of achieving a return on such funds. As a result, the Partnership decided not to continue making debt service payments as of June 1, 2001. The mortgage loan is in default as of June 1, 2001, and in accordance with default provisions of the mortgage loan agreement, the Partnership has recorded interest upon the loan balance at the default rate of 18% per annum commencing June 1, 2001. In early August 2001, the lender notified the Partnership that a receiver was appointed to take possession of and manage the property. These events will likely result in the Partnership no longer having an ownership interest in the two office buildings.

     The joint venture continues to market the property for sale. However, due to the limited cash flow generated by the property and the short-term nature of the major tenant lease, it is not expected that a sale would generate any proceeds to the joint venture or the Partnership. The Partnership is currently pursuing transferring title to the property. The Partnership would then proceed to liquidate its affairs.

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

     As part of the joint venture's effort to maximize the value of the 301 North Main Building upon sale, the joint venture filed an application in mid-2000 with the North Carolina State Historic Preservation Office to nominate the building for inclusion in the National Register of Historic Places. The benefits to ownership, in addition to national recognition of the historical significance of the building, include an investment tax credit of 20% for Federal income tax purposes and 20% for North Carolina state tax purposes applied to qualified rehabilitation expenditures (as defined). Such listing places no obligation or restriction on a private owner to use, maintain, alter or dispose of the property. Federal preservation standards only need be followed if the owner seeks and receives grants or the tax credits described above. The joint venture anticipated that any offers to purchase the building would reflect the new owner's use of such tax credits in an eventual rehabilitation of the building, thereby increasing the purchase price of the building. However, it is not expected that such increased price would exceed the current outstanding balance of the mortgage loan. On February 8, 2001, the North Carolina State Historic Preservation Office approved the nomination of the 301 North Main Building and submitted it to the U.S. Department of the Interior, National Park Service for final review and listing in the National Register. The Partnership was notified in early May 2001 that on April 19, 2001, the 301 North Main Building was officially listed on the National Register of Historic Places.

     In 1986, the Partnership's venture partner had agreed to contribute $10,700,000, before applicable interest, to the venture pursuant to a payment schedule from the closing date through August 1, 1996, when it would owe the balance of its obligation (approximately $7,600,000). The venture partner has continued to make contributions (from its share of the property's cash flow) based on the old payment schedule rather than making the balloon payment in August 1996 as required. As a result, the venture partner is currently approximately $6,824,000 in arrears for such contributions as of the date of this report. The venture partner's obligation to make such payment is secured only by its interest in the venture. In the fourth quarter of 1996, the Partnership notified the venture partner of its default effective August 1996. As a result of such default, the venture partner's share of distributions of cash flow generated subsequent to 1996, except as provided below, was retained by the venture. In December 1999, the Partnership and the venture partner entered into an agreement (the "Option Agreement"), effective January 1, 1999, under which the Partnership was given the option to purchase the venture partner's interest on or before January 31, 2002 (which option must be exercised on or before December 31, 2001). If the Partnership exercises its option, the purchase price for the interest would be $230,000 and the Partnership would release the venture partner from its obligation to make contributions as discussed above. As a result of the negotiations, and in consideration of the venture partner granting a full release to the Partnership and the venture, the Partnership and venture partner also concurrently entered into a forbearance agreement, under which the Partnership agreed to not pursue its legal remedies against the venture partner for its default related to such obligation until November 1, 2000, subject to further extension. Though the Partnership may now pursue such legal remedies, they are of little practical value at present because the venture partner's obligations permit recourse only to the venture partner's interest in the venture, and the venture partner's share of distributions are already being paid to the Partnership as discussed below. The Partnership continues to reserve all of its rights in this regard, and may determine at a later date to pursue such remedies.

     In connection with completing the Option Agreement, the venture agreement was amended to: (1) convert the venture partner's minority general partnership interest in the venture to a limited partnership interest; (2) provide that no further distributions of cash flow will be made to the venture partner after December 1999 (other than deemed distributions of up to $830,263 per year, which are required to be paid directly to the Partnership to reduce the debt obligations of the venture partner as described above), at which time $200,000, representing the venture partner's final distribution of cash flow from operations and reserves, was distributed to the venture partner; and (3) provide that the venture partner (assuming the option under the option agreement is not exercised) would receive 30% of any net sale proceeds (as defined) if the gross sale price of the property is $40,000,000 or greater. Under the Option Agreement, upon the closing of the purchase of such interest, the venture partner would also release the Partnership and the venture from any and all claims that the venture partner may have against the Partnership and the venture, including, without limitation, any amounts which may have accrued or been distributable prior to such closing date, and the Partnership and the venture would release the venture partner from any further liabilities under the venture agreement, including, without limitation, the aforementioned obligation to make additional capital contributions. Given current market conditions, it is not anticipated that a sale of the property will generate proceeds to the venture partner, or that the Partnership will exercise its option prior to the expiration thereof.

     As a result of the December 1999 amendment to the venture agreement referred to above, profits and losses are allocated based on the ratio of distributions (actual distributions plus any distributions deemed to have been made) to the partners, approximately 77% and 75% to the Partnership and 23% and 25% to the venture partner for the six months ended June 30, 2001 and 2000, respectively. For financial reporting and Federal income tax purposes, the venture continues to report the payments of approximately $830,000 annually (and approximately $346,000 in 2001 for the five monthly payments made before the discontinuing of debt service payments) on the obligation referred to above as deemed to be made (and contributed for financial reporting purposes only) to the venture partner.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000.

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

     At June 30, 2001, the Partnership and its consolidated venture had cash and cash equivalents of approximately $5,679,000. Such funds are available for distributions to partners, the purchase of the venture partner's interest in the Wachovia Venture, payment of withholding for taxes upon disposal of the 301 North Main Building and Phillips Building, and working capital requirements, including the payment of deferred fees as discussed below. Due to the re-leasing issues, the 301 N. Main Building and Phillips Building are not expected to be a source of future liquidity. In such regard, reference is made to the Partnership's property specific discussions above. The venture's mortgage obligation is a non-recourse loan secured by the investment property and therefore, the Partnership and its venture are not personally liable for the payment of the mortgage indebtedness.

     The Partnership made a distribution of cash flow from operations of approximately $1,155,000 ($30 per interest) to the Limited Partners and approximately $64,000 to the General Partners in March of 2001. In connection with this distribution, the General Partners also received an incentive management fee of approximately $64,000.

     The General Partners and their affiliates have deferred payment of certain management and leasing fees of approximately $1,699,000 (approximately $43 per interest) as of June 30, 2001 pursuant to the venture agreement for the 301 North Main Building and Phillips Building. Such amounts are deferred until the sale or disposition of the property or upon the termination of the property management agreement and are expected to be paid at that time from available Partnership cash.

     The Partnership intends to wind up its affairs and terminate as soon as practicable after the disposition of the remaining investment property. While this may occur in 2001, it is also possible that it may occur in 2002 or even later, depending upon whether the joint venture is able to sell the property or, if not, whether the lender acquires ownership of the property after maturity of the mortgage loan in November 2001 or the discontinuing of debt service payments as of June 1, 2001. There is no assurance that the joint venture will be able to sell the property or, if so, the amount of proceeds that may be obtained from such sale.


RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at June 30, 2001 as compared to December 31, 2000 is primarily due to the distribution of cash flow from operations to the General Partners and Limited Partners in March of 2001.

     The increase in property held for sale or disposition at June 30, 2001 as compared to December 31, 2000 is due to the Partnership classifying the 301 North Main and Phillips Buildings as held for sale or disposition as of June 1, 2001.

     The increase in accrued interest at June 30, 2001 as compared to December 31, 2000 is primarily due to the Partnership no longer making debt service payments on the mortgage loan of the 301 North Main and Phillips Buildings as of June 1, 2001.

     The decrease in accrued real estate taxes at June 30, 2001 as compared to December 31, 2000 is primarily due to the timing of the payment of real estate taxes at the 301 North Main and Phillips Buildings.

     The decrease in rental income for the three and six months ended June 30, 2001 as compared to the same periods in 2000 is primarily due to the reprorations received in 2000 from the 1999 sale of the Bristol Mall and is also due to lower parking income due to vacancy of parking spaces primarily by Wachovia Bank at the 301 North Main and Phillips Buildings.

     The decrease in interest income for the three and six months ended June 30, 2001 as compared to the same periods in 2000 is due to a lower average cash balance due to distributions of cash flow from operations to the General Partners and Limited Partners in August of 2000 and March of 2001.

     The decrease in depreciation for the three and six months ended
June 30, 2001 as compared to the same periods in 2000 is primarily due to the 301 North Main and Phillips Building being classified as held for sale or disposition as of June 1, 2001, and therefore, no longer being depreciated as of that date.

     The decrease in property operating expenses for the three and six months ended June 30, 2001 as compared to the same periods in 2000 is primarily due to lower repair and maintenance costs at the 301 North Main and Phillips Buildings. As a result of the large vacancy in the 301 North Main Building and the vacancy due to occur in the Phillips Building early 2002, the building management team is focusing on minimizing costs and only completing necessary projects. This is partially offset by increased utilities costs at the 301 North Main and Phillips Buildings in the first three months of 2001.

     The decrease in professional services for the three and six months ended June 30, 2001 as compared to the same periods in 2000 is primarily due to legal fees incurred in 2000 related to the Partnership's response to the unsolicited tender offer, discussed above, by certain unaffiliated third parties to purchase Interests in the Partnership.

     The increase in management fees to Corporate General Partner for the six months ended June 30, 2001 as compared to the same period in 2000 is a result of the distribution of cash flow from operations to the General Partners and the Limited Partners in March 2001. This incentive management fee is based upon a percentage of the aggregate distribution of cash flow from operations.



PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Partnership has not made debt service payments on the mortgage note secured by the 301 North Main Building and Phillips Building since June 1, 2001. As of June 30, 2001, aggregate amounts due to the lender were approximately $18,650,000, including certain default interest. Reference is made to the subsection entitled "301 North Main Building and Phillips Building" in Notes to the Financial Statements filed with this report for a further discussion of the default under the mortgage note secured by the 301 North Main Building and Phillips Building, which discussion is hereby incorporated herein by reference.


     ITEM 5.  OTHER INFORMATION

                                                     OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 2001:

                                                        2000                               2001
                                     --------------------------------------     ------------------------------
                                       At         At         At         At       At       At       At      At
                                      3/31       6/30       9/30      12/31     3/31     6/30     9/30   12/31
                                      ----       ----       ----      -----     ----     ----    -----   -----
301 North Main Building and
  Phillips Building
   Winston-Salem,
   North Carolina. . . . . . . . .     45%        46%        46%        46%      46%      45%






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


                 JMB INCOME PROPERTIES, LTD. - V

                 BY:   JMB Realty Corporation
                       (Managing General Partner)




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Senior Vice President
                       Date: August 10, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                       Date: August 10, 2001