Form 10-Q
period 2001-09-30
JMB INCOME PROPERTIES LTD V
filed 2001-11-14
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended
September 30, 2001                             Commission file #0-8716




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

                        CONSOLIDATED BALANCE SHEETS

                 SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                (UNAUDITED)


                                  ASSETS
                                  ------


                                          SEPTEMBER 30,      DECEMBER 31,
                                              2001              2000
                                          -------------      -----------

Current assets:
  Cash and cash equivalents. . . . . .      $ 5,514,054        6,691,400
  Restricted funds . . . . . . . . . .          242,165            --
  Interest, rents and
    other receivables. . . . . . . . .           40,488          101,305
  Prepaid expenses . . . . . . . . . .           71,325           34,936
                                            -----------      -----------
        Total current assets . . . . .        5,868,032        6,827,641
                                            -----------      -----------
Investment property:
  Land . . . . . . . . . . . . . . . .            --           1,949,914
  Buildings and improvements . . . . .            --          11,410,962
                                            -----------      -----------
                                                  --          13,360,876
  Less accumulated depreciation. . . .            --          (7,379,216)
                                            -----------      -----------
        Total investment property,
          net of accumulated
          depreciation . . . . . . . .            --           5,981,660

Property held for sale or
  disposition. . . . . . . . . . . . .        5,871,962            --
                                            -----------      -----------

        Total investment properties. .        5,871,962        5,981,660

Deferred expenses. . . . . . . . . . .           33,723           49,538
                                            -----------      -----------

                                            $11,773,717       12,858,839
                                            ===========      ===========

                      JMB INCOME PROPERTIES, LTD. - V
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                  CONSOLIDATED BALANCE SHEETS - CONTINUED



           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
           -----------------------------------------------------


                                          SEPTEMBER 30,      DECEMBER 31,
                                             2001               2000
                                          -------------      -----------
Current liabilities:
  Current portion of long-term debt. .      $18,229,266       18,408,189
  Accounts payable . . . . . . . . . .        1,858,652        1,809,197
  Accrued interest . . . . . . . . . .          702,381          146,499
  Accrued real estate taxes. . . . . .          188,127          250,835
                                            -----------      -----------
        Total current liabilities. . .       20,978,426       20,614,720
Tenant security deposits . . . . . . .           29,771           27,871
                                            -----------      -----------
Commitments and contingencies

        Total liabilities. . . . . . .       21,008,197       20,642,591

Venture partner's subordinated
  equity in venture. . . . . . . . . .       12,735,570       12,488,983

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . .            1,000            1,000
    Cumulative net earnings (loss) . .        4,253,167        4,267,507
    Cumulative cash distributions. . .       (5,922,062)      (5,857,887)
                                            -----------      -----------
                                             (1,667,895)      (1,589,380)
                                            -----------      -----------
  Limited partners (38,505 interests):
    Capital contributions,
      net of offering costs. . . . . .       34,926,505       34,926,505
    Cumulative net earnings (loss) . .       33,222,054       33,685,704
    Cumulative cash distributions. . .      (88,450,714)     (87,295,564)
                                            -----------      -----------
                                            (20,302,155)     (18,683,355)
                                            -----------      -----------
        Total partners' capital
          accounts (deficits). . . . .      (21,970,050)     (20,272,735)
                                            -----------      -----------
                                            $11,773,717       12,858,839
                                            ===========      ===========
















       See accompanying notes to consolidated financial statements.

                                          JMB INCOME PROPERTIES, LTD. - V
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                    (UNAUDITED)
                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                      --------------------------    --------------------------
                                                          2001           2000           2001           2000
                                                      -----------     ----------    -----------     ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . .     $1,208,517      1,252,495      3,616,507      3,778,673
  Interest income. . . . . . . . . . . . . . . . .         50,402        104,327        191,517        291,078
                                                       ----------     ----------     ----------     ----------
                                                        1,258,919      1,356,822      3,808,024      4,069,751
                                                       ----------     ----------     ----------     ----------

Expenses:
  Mortgage and other interest. . . . . . . . . . .        826,846        442,791      1,830,704      1,335,533
  Depreciation . . . . . . . . . . . . . . . . . .          --            65,783        109,698        197,298
  Property operating expenses. . . . . . . . . . .        616,854        650,036      1,789,815      1,843,584
  Professional services. . . . . . . . . . . . . .         18,933          9,584         80,334         82,855
  Amortization of deferred expenses. . . . . . . .          5,272          5,272         15,815         15,815
  Management fees to Corporate General Partners. .          --            21,392         64,175         21,392
  General and administrative . . . . . . . . . . .         22,436         21,358         95,659         86,745
                                                       ----------     ----------     ----------     ----------
                                                        1,490,341      1,216,216      3,986,200      3,583,222
                                                       ----------     ----------     ----------     ----------

                                                         (231,422)       140,606       (178,176)       486,529
Venture partner's share of venture's operations. .        (41,024)      (133,737)      (299,814)      (417,944)
                                                       ----------     ----------     ----------     ----------
       Net earnings (loss) . . . . . . . . . . . .     $ (272,446)         6,869       (477,990)        68,585
                                                       ==========     ==========     ==========     ==========

       Net earnings (loss) per limited
         partnership interest. . . . . . . . . . .     $    (6.86)           .17         (12.04)          1.73
                                                       ==========     ==========     ==========     ==========

       Cash distributions per limited
         partnership interest. . . . . . . . . . .     $    --             10.00          30.00          10.00
                                                       ==========     ==========     ==========     ==========

                           See accompanying notes to consolidated financial statements.

                      JMB INCOME PROPERTIES, LTD. - V
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

               NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                (UNAUDITED)



                                                 2001            2000
                                             -----------     -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . .  $   (477,990)         68,585
  Items not requiring (providing)
   cash or cash equivalents:
    Depreciation . . . . . . . . . . . . .       109,698         197,298
    Amortization of deferred expenses. . .        15,815          15,815
    Venture partner's share of
      venture's operations . . . . . . . .       299,814         417,944
  Changes in:
    Restricted funds . . . . . . . . . . .      (242,165)          --
    Interest, rents and other receivables.        60,817          (8,444)
    Prepaid expenses . . . . . . . . . . .       (36,389)        (27,995)
    Accounts payable . . . . . . . . . . .        49,455          (5,917)
    Accrued interest . . . . . . . . . . .       555,882          (2,368)
    Accrued real estate taxes. . . . . . .       (62,708)        187,934
    Tenant security deposits . . . . . . .         1,900          13,339
                                            ------------     -----------
          Net cash provided by (used in)
            operating activities . . . . .       274,129         856,191

Cash flows from investing activities:
  Additions to investment properties . . .         --            (11,460)
                                            ------------     -----------
          Net cash provided by (used in)
            investing activities . . . . .         --            (11,460)
                                            ------------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt . .      (178,923)       (297,562)
  Venture partner's contributions to
    venture. . . . . . . . . . . . . . . .       361,905         621,655
  Distributions to venture partners. . . .      (415,132)       (622,697)
  Distributions to limited partners. . . .    (1,155,150)       (385,050)
  Distributions to general partners. . . .       (64,175)        (21,391)
                                            ------------     -----------
          Net cash provided by (used in)
            financing activities . . . . .    (1,451,475)       (705,045)
                                            ------------     -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . .    (1,177,346)        139,686
          Cash and cash equivalents,
            beginning of year. . . . . . .     6,691,400       6,318,944
                                            ------------     -----------
          Cash and cash equivalents,
            end of period. . . . . . . . .  $  5,514,054       6,458,630
                                            ============     ===========

Supplemental disclosure of cash flow
 information:
    Cash paid for mortgage and
      other interest . . . . . . . . .      $  1,274,822       1,337,901
                                            ============     ===========



       See accompanying notes to consolidated financial statements.

                      JMB INCOME PROPERTIES, LTD. - V
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2001 AND 2000

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The Partnership's commitment to a plan for sale or disposal of the 301 North Main and Phillips Buildings had not resulted in a sale or disposition. As a result, the Partnership's sole remaining property was not so identified. However, in accordance with the Partnership's plan to dispose of the property debt service payments were suspended as of June 1, 2001. As of that date, the property was again identified as held for sale or disposition and accordingly, the property is no longer being depreciated as of that date. The results of operations, net of venture partner's share, for the nine months ended September 30, 2001 and 2000 for this property were $868,407 and 1,259,856, respectively.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 2001 and for the nine months ended September 30, 2001 and 2000 were as follows:

                                                             Unpaid at
                                                           September 30,
                                         2001       2000       2001
                                       --------    ------  -------------
Property management and
  leasing fees . . . . . . . . . . .   $ 45,401    55,723     1,747,178
Insurance commissions. . . . . . . .     10,026    14,281          --
Management fees to Corporate
  General Partners . . . . . . . . .     64,175    21,392          --
Reimbursement (at cost) for
  out-of-pocket expenses . . . . . .      --          244          --
                                       --------    ------     ---------
                                       $119,602    91,640     1,747,178
                                       ========    ======     =========

     All amounts deferred or currently payable to the General Partners and their affiliates do not bear interest. The General Partners and their affiliates have deferred receipt of property management and leasing fees pursuant to the venture agreement for the 301 North Main Building and Phillips Building. Prior to 1995, an affiliate of the Managing General Partner provided management and leasing services. In December 1994, the affiliate sold all of its assets and assigned its interest in the management contracts, including the one for the 301 North Main Building and Phillips Building to an unaffiliated third party. In connection with such sale, an affiliate of the General Partners guaranteed payment to the unaffiliated third party of the portion of the fees currently deferred due to a provision in the venture agreement for the 301 North Main and Phillips Buildings. Any such guaranteed amounts were paid to such unaffiliated third party when earned and the General Partners and its affiliates continued to be entitled to receive such deferred fees. As of September 30, 2001, the General Partners and their affiliates have deferred receipt of approximately $1,708,000 (approximately $43 per interest) of such property management and leasing fees. Such amounts were deferred until the sale or disposition of the property or upon the termination of the property management agreement and are payable from available Partnership cash. As discussed below, in early August 2001, a receiver was appointed to take possession of and manage the property. Therefore, the Partnership stopped accruing the deferred fees as of that date. In addition, as this event resulted in the termination of the aforementioned management agreement, such deferred fees became payable to the General Partner, and will be paid during the fourth quarter. All amounts due affiliates are reflected in accounts payable in the accompanying consolidated financial statements.

301 NORTH MAIN BUILDING AND PHILLIPS BUILDING

     Occupancy at the 301 N. Main Building (formerly the Wachovia Bank Building) and Phillips Building remained at 45% during the quarter. The buildings have been generating cash flow prior to debt service for the joint venture. Prior to December 31, 1995, substantially all of the 301 North Main Building was leased to one tenant, the Wachovia Bank.
Commencing in the third quarter of 1998 and continuing through mid-1999, the Wachovia Bank vacated substantially all of its space in the 301 North Main Building (approximately 200,000 square feet). The remaining space leased during 2001 to the Wachovia Bank (approximately 8,200 square feet) was leased pursuant to month-to-month leases, and on April 30, 2001 the Wachovia Bank vacated this space. Additionally, the Wachovia Bank, which currently leases the entire Phillips building, has announced that it intends to vacate this space upon the expiration of such leases (approximately 178,700 square feet in January 2002 and approximately 90,000 square feet in February 2002).

     The venture had been marketing the remaining space in the 301 North Main Building to prospective replacement tenants but had not been successful in its efforts due to the lack of large space users in this market. Re-leasing the vacant space in the building would require major renovation to the building as well as significant tenant improvements which, in turn, would be contingent upon the Partnership obtaining financing for these tenant replacement costs. The Partnership has therefore determined not to commit any additional funds to the property due to the low likelihood of achieving a return on such funds. As a result, the Partnership decided not to continue making debt service payments as of June 1, 2001. The mortgage loan is in default as of June 1, 2001 and matures in November 2001, and in accordance with default provisions of the mortgage loan agreement, the Partnership has recorded interest upon the loan balance at the default rate of 18% per annum commencing June 1, 2001. In early August 2001, the lender notified the Partnership that a receiver was appointed to take possession of and manage the property. These events will likely result in the Partnership no longer having an ownership interest in the two office buildings.

     The Partnership is currently pursuing transferring title to the property to either the lender or a third party. The Partnership would then proceed to liquidate its affairs. However, the lender is continuing to review its options. The lender is pursuing a sale of the property to an unaffiliated third party. If such sale is not consummated, they are also reviewing their options relative to a potential removal of asbestos-containing insulation at the property and has been delaying the consummation of a foreclosure until it completes such analysis. Therefore, there can be no assurance as to the timing of these events.

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

     In 1986, the Partnership's venture partner had agreed to contribute $10,700,000, before applicable interest, to the venture pursuant to a payment schedule from the closing date through August 1, 1996, when it would owe the balance of its obligation (approximately $7,600,000). The venture partner has continued to make contributions (from its share of the property's cash flow) based on the old payment schedule rather than making the balloon payment in August 1996 as required. As a result, the venture partner is currently approximately $6,807,000 in arrears for such contributions as of the date of this report. The venture partner's obligation to make such payment is secured only by its interest in the venture. In the fourth quarter of 1996, the Partnership notified the venture partner of its default effective August 1996. As a result of such default, the venture partner's share of distributions of cash flow generated subsequent to 1996, except as provided below, was retained by the venture. In December 1999, the Partnership and the venture partner entered into an agreement (the "Option Agreement"), effective January 1, 1999, under which the Partnership was given the option to purchase the venture partner's interest on or before January 31, 2002 (which option must be exercised on or before December 31, 2001). If the Partnership exercises its option, the purchase price for the interest would be $230,000 and the Partnership would release the venture partner from its obligation to make contributions as discussed above. As a result of the negotiations, and in consideration of the venture partner granting a full release to the Partnership and the venture, the Partnership and venture partner also concurrently entered into a forbearance agreement, under which the Partnership agreed to not pursue its legal remedies against the venture partner for its default related to such obligation until November 1, 2000, subject to further extension. Though the Partnership may now pursue such legal remedies, they are of little practical value at present because the venture partner's obligations permit recourse only to the venture partner's interest in the venture, and the venture partner's share of distributions are already being paid to the Partnership as discussed below. The Partnership continues to reserve all of its rights in this regard, and may determine at a later date to pursue such remedies.

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

     As a result of the December 1999 amendment to the venture agreement referred to above, profits and losses are allocated based on the ratio of distributions (actual distributions plus any distributions deemed to have been made) to the partners, approximately 74% and 75% to the Partnership and 26% and 25% to the venture partner for the nine months ended
September 30, 2001 and 2000, respectively. For financial reporting and Federal income tax purposes, the venture continues to report the payments of approximately $830,000 annually (and approximately $415,000 in 2001 for the five monthly payments made before the discontinuing of debt service payments and the two subsequent payments made in the third quarter of 2001) on the obligation referred to above as deemed to be made (and contributed for financial reporting purposes only) to the venture partner.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000.

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

     At September 30, 2001, the Partnership and its consolidated venture had cash and cash equivalents of approximately $5,514,000. Such funds are available for distributions to partners, payment of withholding for taxes upon disposal of the 301 North Main Building and Phillips Building, and working capital requirements, including the payment of deferred fees as discussed below. The 301 N. Main Building and Phillips Building are not expected to be a source of future liquidity. In such regard, reference is made to the Partnership's property specific discussions above. The venture's mortgage obligation is a non-recourse loan secured by the investment property and therefore, the Partnership and its venture are not personally liable for the payment of the mortgage indebtedness.

     The Partnership made a distribution of cash flow from operations of approximately $1,155,000 ($30 per interest) to the Limited Partners and approximately $64,000 to the General Partners in March of 2001. In connection with this distribution, the General Partners also received an incentive management fee of approximately $64,000.

     The General Partners and their affiliates have deferred payment of certain management and leasing fees of approximately $1,708,000 (approximately $43 per interest) as of September 30, 2001 pursuant to the venture agreement for the 301 North Main Building and Phillips Building. Such amounts were being deferred until the sale or disposition of the property or upon the termination of the property management agreement and are payable from available Partnership cash. During early August 2001, a receiver was appointed to take possession of and manage the property. Therefore, the Partnership stopped accruing the deferred fees as of that date. In addition, as this event resulted in the termination of the aforementioned management agreement, such deferred fees became payable to the General Partner and will be paid during the fourth quarter.

     The Partnership intends to wind up its affairs and terminate as soon as practicable after the disposition of the remaining investment property. Though the Partnership anticipates that this will occur in 2002, it may occur even later, depending upon how the lender exercises its remedies with respect to the sale or foreclosure of the property. There is no assurance that any such sale will occur or that the Partnership will be successful in requiring the lender to exercise its remedies promptly.


RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at September 30, 2001 as compared to December 31, 2000 is primarily due to the distribution of cash flow from operations to the General Partners and Limited Partners in March of 2001.

     The restricted cash at September 30, 2001 represents cash held in the possession of the receiver at the 301 North Main and Phillips Buildings.

     The decrease in interest, rents and other receivables at September 30, 2001 as compared to December 31, 2000 is primarily due to the Partnership no longer accruing certain deemed contributions from the Partnership's venture partner in the 301 North Main and Phillips Buildings. Commencing with the appointment of a receiver to take possession of and manage the property in early August 2001, the Partnership does not expect to receive additional distributions from the property or additional deemed contributions from the Partnership's venture partner.

     The increase in prepaid expenses at September 30, 2001 as compared to December 31, 2000 is due to the timing of payment of insurance premiums at 301 North Main and Phillips buildings.

     The increase in property held for sale or disposition at September 30, 2001 as compared to December 31, 2000 is due to the Partnership classifying the 301 North Main and Phillips Buildings as held for sale or disposition as of June 1, 2001.

     The increase in accrued interest at September 30, 2001 as compared to December 31, 2000 and the corresponding increase in mortgage and other interest for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 is primarily due to the Partnership accruing interest at the default rate of 18% on the mortgage loan of the 301 North Main and Phillips Buildings as of June 1, 2001 partially offset by an approximate $545,000 payment from cash flow from the properties made by the receiver to the lender in early September 2001.

     The decrease in accrued real estate taxes at September 30, 2001 as compared to December 31, 2000 is primarily due to the timing of the payment of real estate taxes at the 301 North Main and Phillips Buildings.

     The decrease in interest income for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 is due to lower interest rates in 2001 and a lower average cash balance due to distributions of cash flow from operations to the General Partners and Limited Partners in August of 2000 and March of 2001.

     The decrease in depreciation for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 is primarily due to the 301 North Main and Phillips Building being classified as held for sale or disposition as of June 1, 2001, and therefore, no longer being depreciated as of that date.

     The decrease in property operating expenses for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 is primarily due to lower repair and maintenance costs at the 301 North Main and Phillips Buildings. As a result of the large vacancy in the 301 North Main Building and the vacancy due to occur in the Phillips Building early 2002, the building management team is focusing on minimizing costs and only completing necessary projects. This is partially offset by increased utilities costs at the 301 North Main and Phillips Buildings in the first three months of 2001.

     The increase in management fees to Corporate General Partner for the nine months ended September 30, 2001 as compared to the same period in 2000 is a result of the distribution of cash flow from operations to the General Partners and the Limited Partners in March 2001. This incentive management fee is based upon a percentage of the aggregate distribution of cash flow from operations.



PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Partnership has not made debt service payments on the mortgage note secured by the 301 North Main Building and Phillips Building since June 1, 2001. In early September 2001, the receiver paid approximately $545,000 of cash flow from the properties to the lender. As of September 30, 2001, aggregate amounts due to the lender were approximately $18,932,000 including certain default interest. Reference is made to the subsection entitled "301 North Main Building and Phillips Building" in Notes to the Financial Statements filed with this report for a further discussion of the default under the mortgage note secured by the 301 North Main Building and Phillips Building, which discussion is hereby incorporated herein by reference.


     ITEM 5.  OTHER INFORMATION

                                                     OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 2001:

                                                        2000                               2001
                                     --------------------------------------     ------------------------------
                                       At         At         At         At       At       At       At      At
                                      3/31       6/30       9/30      12/31     3/31     6/30     9/30   12/31
                                      ----       ----       ----      -----     ----     ----    -----   -----
301 North Main Building and
  Phillips Building
   Winston-Salem,
   North Carolina. . . . . . . . .     45%        46%        46%        46%      46%      45%      45%






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


                 JMB INCOME PROPERTIES, LTD. - V

                 BY:   JMB Realty Corporation
                       (Managing General Partner)




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Senior Vice President
                       Date: November 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                       Date: November 9, 2001