Form 10-K405
period 2001-12-31
JMB INCOME PROPERTIES LTD V
filed 2002-03-26
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 2001              Commission file number 0-8716


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

                           TABLE OF CONTENTS



                                                          Page
                                                          ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   5

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   7

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   7


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .   8

Item 6.      Selected Financial Data. . . . . . . . . . .   9

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  13

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  18

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  19

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  42


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  42

Item 11.     Executive Compensation . . . . . . . . . . .  45

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  46

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  51


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  51


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . .  53

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

     The Partnership has been engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments have been held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's joint venture's real estate investment is located in North Carolina. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2026. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment property and to wind up its affairs as quickly as practicable barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:

                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 2001,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION                SIZE      PURCHASE  CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP
----------------------       ----------   --------  ----------------------       ---------------------
1. 301 N. Main Building
    (formerly Wachovia
    Bank Building)
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
                               sq.ft.                                             improvements (through
                               g.l.a.                                             joint venture partnership)





                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 2001,
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
                               sq.ft.                                             improvements
                               n.r.a.





---------------

(a) The computation of this percentage for the property held at December 31, 2001 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

(b) Reference is made to the Notes and to Item 8 - Schedule III filed with this annual report for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by the Partnership's real property investment.

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


     The Partnership's real property investment, through a joint venture, is subject to competition from similar types of properties in the respective vicinity in which it is located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in a market where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and capital improvement plans of the Partnership for its investment property. Approximate occupancy levels for the property are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its property in its market primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, the investment property held at December 31, 2001 is adequately insured.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's property as of December 31, 2001.

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

     The following is a listing of principal business carried on in and approximate occupancy levels by quarter during fiscal years 2001 and 2000 for the Partnership's investment property owned during 2001:

                                                             2000                      2001
                                                   ------------------------- -------------------------
                               Principal             At    At     At     At    At     At    At     At
                               Business             3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ----------           ----  ----   ----  -----  ----   ---- -----  -----
301 North Main Building
  and Phillips Building
  Winston-Salem,
  North Carolina. . . . . . .  Banking               45%   46%    46%    46%   46%    45%   45%    45%

----------

     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.



ITEM 3.  LEGAL PROCEEDINGS

     On August 6, 2001, an action entitled STATE STREET BANK AND TRUST COMPANY, AS TRUSTEE, FOR THE REGISTERED HOLDERS OF FDIC REMIC TRUST 1994-C1, COMMERCIAL MORTGAGE PASSTHROUGH CERTIFICATES, SERVICES 1994-C1 v. WACHOVIA BUILDING ASSOCIATES was initiated in the Superior Court Division of the General Court of Justice for the County of Forsyth, State of North Carolina. In the proceeding, State Street Bank and Trust Company ("State Street"), as the trustee for the owners of the beneficial interests in the entity (the "Noteholder") holding the mortgage note secured by the 301 North Main Street (formerly Wachovia Bank) and Phillips Buildings (collectively, the "Property") sought the appointment of a receiver to take possession, manage and collect the rents and income of the Property. The joint venture (the "Venture") that owns the Property had not made the scheduled debt service payments on the mortgage note since June 2001 due to the then current and anticipated vacancy at the Property.

     On August 6, 2001, the Court entered an order appointing a temporary receiver for the Property. Subsequently, the Venture entered into negotiations with the receiver and State Street in order to avoid a contested final hearing. As a result of such negotiations, in consideration for, among other things, the right to petition for a hearing in April 2002 if the Noteholder fails to diligently pursue foreclosure and for a provision limiting the liability of the Venture in all contracts relating to the Property, the Venture decided not to contest the final hearing at which the order making the appointment of the receiver was made permanent, and such order was entered on November 13, 2001. As a result, the Venture no longer has possession or control of the Property. The receiver is marketing the Property for sale, but there is no assurance as to the timing of any such sale.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 2000 and 2001.

                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 2001, there were 2,626 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the Investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                 DECEMBER 31, 2001, 2000, 1999, 1998 AND 1997
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                                    2001         2000           1999          1998          1997
                                -----------   -----------   -----------    ----------    ----------
Total income. . . . . . . . .   $ 5,025,881     5,384,272     6,110,138    11,306,958    10,428,313
                                ===========   ===========    ==========    ==========    ==========
Earnings (loss) before gain
 on sale of investment
 property and extraordinary
 item . . . . . . . . . . . .   $  (748,572)      114,305      (297,683)    2,615,329     1,218,375
Gain on sale of investment
 property . . . . . . . . . .         --            --        5,998,474         --            --
Extraordinary item. . . . . .         --            --         (174,784)        --            --
                                -----------   -----------    ----------    ----------    ----------
Net earnings (loss) . . . . .   $  (748,572)      114,305     5,526,007     2,615,329     1,218,375
                                ===========   ===========    ==========    ==========    ==========
Net earnings (loss) per
 limited partner interest (b):
   Earnings (loss) before
     gain on sale of invest-
     ment property and
     extraordinary item . . .   $    (18.86)         2.88         (7.50)        65.88         30.69
   Gain on sale of invest-
     ment property. . . . . .         --            --            84.68         --            --
   Extraordinary item . . . .         --            --            (4.49)        --            --
                                -----------   -----------    ----------    ----------    ----------
    Net earnings (loss) . . .   $    (18.86)         2.88         72.69         65.88         30.69
                                ===========   ===========    ==========    ==========    ==========
Total assets. . . . . . . . .   $ 9,998,569    12,858,839    12,745,693    32,600,089    32,327,478
Long-term debt. . . . . . . .   $     --            --       18,408,189    23,219,926    24,118,537
Cash distributions per
 Limited Partner
 Interest (c) . . . . . . . .   $     30.00         10.55        376.71          3.03          1.71
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



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 2001



Property
--------

301 N. Main
Building and
Philips Building   a)   The net rentable area ("NRA")
                        occupancy rate and average
                        base rent per square foot as of
                        December 31 for each of the last
                        five years were as follows:

                                                    NRA             Avg. Base Rent Per
                         December 31,          Occupancy Rate       Square Foot (1)
                         ------------          --------------       ------------------
                         1997                     72%                 8.10
                         1998                     56%                10.61
                         1999                     46%                 7.28
                         2000                     46%                 6.40
                         2001                     45%                 6.46

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


                   c)     The following table sets forth certain
                          information with respect to the expiration of leases for the next ten years at the 301 N. Main Building and Phillips Building:

                                                                            Annualized        Percent of
                                           Number of        Approx. Total   Base Rent         Total 2001
                          Year Ending      Expiring         NRA of Expiring of Expiring       Base Rent
                          December 31,     Leases           Leases (1)      Leases            Expiring
                          ------------     ---------        --------------- -----------       ----------
                            2002               4               278,101       1,666,932            82%
                            2003               2                 1,020          94,090             5%
                            2004               1                 4,016          44,176             2%
                            2005              --                 --              --               --
                            2006              --                 --              --               --
                            2007              --                 --              --               --
                            2008              --                 --              --               --
                            2009               1                 3,013          24,104             1%
                            2010              --                 --              --               --
                            2011              --                 --              --               --

                            (1) Excludes leases that expire in 2002 for which renewal leases or leases with replacement tenants have been executed as of February 1, 2002.

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

     On March 2, 2000, the Partnership was notified that certain affiliates of MacKenzie Patterson, Inc. and certain other third parties had commenced an unsolicited offer to the Limited Partners to purchase up to 15,402 Interests in the Partnership (approximately 40% of the outstanding Interests) at a price of $80 per Interest. None of the offerors are affiliated with the Partnership or the General Partners. The offer, which was originally scheduled to expire on June 9, 2000, was amended on May 3, 2000 to increase the purchase price to $115 per Interest and extend the offer period through June 16, 2000. The Special Committee expressed no opinion and remained neutral with respect to the offer as initially made and as amended by such amendment for those Limited Partners who had no current or anticipated need for liquidity with respect to their Interests and who were willing to continue bearing the economic risk of retaining their Interests until the liquidation and termination of the Partnership. However, the Special Committee recommended that all other Limited Partners accept the initial offer and the amended offer and tender their Interests pursuant to such offer. The offer was amended a second time to decrease the offer price to $90 per Interest and extend the tender offer period to June 30, 2000. The Special Committee's recommendation did not change as a result of this second amendment to the tender offer. The tender offer, as amended, expired on June 30, 2000. The Partnership is aware that, in the aggregate, approximately 15.5% of the outstanding Interests were purchased by the parties making such tender offer or their affiliates, either pursuant to the tender offer or through negotiated purchases.
Additionally, the Partnership is aware that, in the aggregate, approximately 28.82% of the outstanding Interests have been purchased by unaffiliated third parties either pursuant to all tender offers including the tender offer discussed above or through negotiated purchases. It is possible that other offers for Interests may be made by third parties in the future. However, there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer for Interests, if made, will be consummated, amended or withdrawn.

     At December 31, 2001, the Partnership and its consolidated venture had cash and cash equivalents of approximately $3,741,000. Such funds are available for distributions to partners, payment of withholding for taxes upon disposal of the 301 North Main Building and Phillips Building, and working capital requirements. Due to the re-leasing issues at the 301 N. Main Building and Phillips Building the venture defaulted on its mortgage loan, and the properties will not be a significant source of future liquidity. In such regard, reference is made to the Partnership's property specific discussions below. The venture's mortgage obligation is a non-recourse loan secured by the investment property and therefore, the Partnership and its venture partner are not personally liable for the payment of the mortgage indebtedness.

     The Partnership made a distribution of cash flow from operations of approximately $1,155,000 ($30 per interest) to the Limited Partners and approximately $64,000 to the General Partners in the first quarter of 2001.

In connection with this distribution, the General Partners also received an incentive management fee of approximately $64,000. The Partnership does not anticipate further distributions of cash to its partners until the Partnership winds up its affairs, in order to provide sufficient working capital to cover ongoing Partnership operating expenses and any contingencies that may arise.

     The General Partners and their affiliates had deferred payment of certain management and leasing fees of approximately $1,679,000 (approxi-mately $43 per interest) pursuant to the venture agreement for the 301 North Main Building and Phillips Building. Such amounts were deferred until the sale or disposition of the property or upon termination of the property management agreement. As described more fully in the Notes, in August 2001, a receiver was appointed to take possession of and manage the property. Therefore, the Partnership stopped accruing the deferred fees as of that date. In addition, as this event resulted in the termination of the aforementioned management agreement, such deferred fees became payable to the General Partner, and the deferred management fees of approximately $1,679,000 were paid to the General Partners in December 2001 from Partnership cash.

     The Partnership intends to wind up its affairs and terminate as soon as practicable after the sale or other disposition of the 301 North Main Building and Phillips Building. Though the Partnership anticipates that this will occur in 2002, it may occur even later depending upon how the lender exercises its remedies with respect to the sale or foreclosure of the property. There is no assurance that any such sale will occur or that the Partnership will be successful in requiring the lender to exercise its remedies promptly.

301 NORTH MAIN BUILDING AND PHILLIPS BUILDING

     Occupancy at the 301 N. Main Building (formerly the Wachovia Bank Building) and Phillips Building remained at approximately 45% during the year. Prior to December 31, 1995, substantially all of the 301 North Main Building was leased to one tenant, the Wachovia Bank. Commencing in the third quarter of 1998 and continuing through mid-1999, the Wachovia Bank vacated substantially all of its space in the 301 North Main Building (approximately 200,000 square feet). The remaining space leased during 2001 to the Wachovia Bank (approximately 8,200 square feet) was leased pursuant to month-to-month leases, and on April 30, 2001 the Wachovia Bank vacated this space. Subsequent to the end of the year, the Wachovia Bank, which had leased the entire Phillips building, vacated its space upon the expiration of such leases (approximately 178,700 square feet in January 2002 and approximately 90,000 square feet in February 2002). The occupancy as of the date of this report is 12%.

     The venture had been marketing space in the 301 North Main Building and the Phillips Building to prospective replacement tenants but was not successful in its efforts due to the lack of large space users in this market. Re-leasing the vacant space in the buildings would require major renovation to the buildings as well as significant tenant improvements which, in turn, would be contingent upon the Partnership obtaining financing for these tenant replacement costs. The Partnership therefore determined not to commit any additional funds to the property due to the low likelihood of achieving a return on such funds. As a result, the Partnership decided not to continue making debt service payments as of June 1, 2001. The mortgage loan is in default as of June 1, 2001 and matured in November 2001, and in accordance with default provisions of the mortgage loan agreement, the Partnership has recorded interest upon the loan balance at the default rate of 18% per annum commencing June 1, 2001. In early August 2001, the lender notified the Partnership that a receiver was appointed to take possession of and manage the property.

     The Partnership is currently monitoring the efforts of the lender and the receiver to transfer title to the property to either the lender or a third party, and is taking such actions as it believes will accomplish this result at the earliest possible time while minimizing any liability for the Partnership. The Partnership would then proceed to liquidate its affairs. However, the lender is continuing to review its options. The lender is currently pursuing a sale of the property to an unaffiliated third party. If such sale is not consummated, the lender is also reviewing its options relative to a potential removal of asbestos-containing insulation at the property and has been delaying the consummation of a foreclosure until it completes such analysis. Therefore, because the Partnership has only modest ability to influence these determinations and the speed with which they occur, there can be no assurance as to the timing of these events.

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

     In 1986, the Partnership's venture partner had agreed to contribute $10,700,000, before applicable interest, to the venture pursuant to a payment schedule from the closing date through August 1, 1996, when it would owe the balance of its obligation (approximately $7,600,000). The venture partner has continued to make contributions (from its share of the property's cash flow) based on the old payment schedule rather than making the balloon payment in August 1996 as required. As a result, the venture partner is currently approximately $6,824,000 in arrears for such contributions as of the date of this report. The venture partner's obligation to make such payment is secured only by its interest in the venture. In the fourth quarter of 1996, the Partnership notified the venture partner of its default effective August 1996. As a result of such default, the venture partner's share of distributions of cash flow generated subsequent to 1996, except as provided below, was retained by the venture. In December 1999, the Partnership and the venture partner entered into an agreement (the "Option Agreement"), effective January 1, 1999, under which the Partnership was given the option to purchase the venture partner's interest on or before January 31, 2002 (which option must have been exercised on or before December 31, 2001). Such option has expired. If the Partnership had exercised its option, the purchase price for the interest would have been $230,000 and the Partnership would have released the venture partner from its obligation to make contributions as discussed above. As a result of the negotiations, and in consideration of the venture partner granting a full release to the Partnership and the venture, the Partnership and venture partner also concurrently entered into a forbearance agreement, under which the Partnership agreed to not pursue its legal remedies against the venture partner for its default related to such obligation until November 1, 2000, subject to further extension. Though the Partnership may now pursue such legal remedies, they are of little practical value at present because the venture partner's obligations permit recourse only to the venture partner's interest in the venture, and the venture partner's share of distributions are already being paid to the Partnership as discussed below. The Partnership continues to reserve all of its rights in this regard, and may determine at a later date to pursue such remedies.

     In connection with completing the Option Agreement, the venture agreement was amended to: (1) convert the venture partner's minority general partnership interest in the venture to a limited partnership interest; (2) provide that no further distributions of cash flow will be made to the venture partner after December 1999 (other than deemed distributions of up to $830,263 per year, which are required to be paid directly to the Partnership to reduce the debt obligations of the venture partner as described above), at which time $200,000, representing the venture partner's final distribution of cash flow from operations and reserves, was distributed to the venture partner; and (3) provide that the venture partner (assuming the option under the option agreement was not exercised) would receive 30% of any net sale proceeds (as defined) if the gross sale price of the property is $40,000,000 or greater. Under the Option Agreement, upon the closing of the purchase of such interest, the venture partner would also release the Partnership and the venture from any and all claims that the venture partner may have against the Partnership and the venture, including, without limitation, any amounts which may have accrued or been distributable prior to such closing date, and the Partnership and the venture would release the venture partner from any further liabilities under the venture agreement, including, without limitation, the aforementioned obligation to make additional capital contributions. Given current market conditions, it is not anticipated that a sale of the property will generate proceeds to the venture partner. The Partnership did not exercise its option prior to the expiration thereof.

     As a result of the December 1999 amendment to the venture agreement referred to above, profits and losses are allocated based on the ratio of distributions (actual distributions plus any distributions deemed to have been made) to the partners, approximately 87% and 76% to the Partnership and 13% and 24% to the venture partner for the years ended December 31, 2001 and 2000, respectively. For financial reporting and Federal income tax purposes, the venture reported the payments of approximately $346,000 in 2001 (for the five monthly payments made before the discontinuing of debt service payments) and approximately $830,000 annually, prior to 2001, on the obligation referred to above as deemed to be made (and contributed for financial reporting purposes only) to the venture partner.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at December 31, 2001 as compared to December 31, 2000 is primarily due to the December 2001 payment of deferred management fees by the Partnership and is also due to the distribution of cash flow from operations to the General Partners and Limited Partners in March of 2001.

     The restricted cash at December 31, 2001 represents cash held in the possession of the receiver at the 301 North Main and Phillips Buildings.

     The decrease in interest, rents and other receivables at December 31, 30, 2001 as compared to December 31, 2000 is primarily due to the Partnership no longer accruing certain deemed contributions from the Partnership's venture partner in the 301 North Main and Phillips Buildings.

Commencing with the appointment of a receiver to take possession of and manage the property in early August 2001, the Partnership does not expect to receive additional distributions from the property or additional deemed contributions from the Partnership's venture partner.

     The increase in prepaid expenses at December 31, 2001 as compared to December 31, 2000 is due to an increase in insurance premiums and also due to the timing of payment of insurance premiums at the 301 North Main and Phillips buildings.

     The increase in property held for sale or disposition at December 31, 2001 as compared to December 31, 2000 is due to the Partnership classifying the 301 North Main and Phillips Buildings as held for sale or disposition as of June 1, 2001.

     The decrease in accounts payable at December 31, 2001 as compared to December 31, 2000 is primarily due to the payment by the Partnership of approximately $1,679,000 of deferred management fees for the 301 N. Main and Phillips Buildings, as described more fully in the Notes, in December of 2001.

     The increase in accrued interest at December 31, 2001 as compared to December 31, 2000 and the corresponding increase in mortgage and other interest for the year ended December 31, 2001 as compared to the same periods in 2000 and 1999 is primarily due to the Partnership accruing interest at the default rate of 18% on the mortgage loan of the 301 North Main and Phillips Buildings as of June 1, 2001. Such increase in accrued interest is partially offset by approximately $1,027,000 of interest payments from cash flow from the properties made by the receiver to the lender in the third and fourth quarters of 2001.

     The decrease in accrued real estate taxes at December 31, 2001 as compared to December 31, 2000 is primarily due to the timing of the payment of real estate taxes at the 301 North Main and Phillips Buildings.

     The decrease in rental income for the year ended December 31, 2000 as compared to the year ended December 31, 1999 is primarily due to the sale of the Bristol Mall in February 1999 and the decrease in occupancy at the 301 North Main Building.

     The decrease in interest income for the year ended December 31, 2001 as compared to the same period in 2000 is due to lower interest rates in 2001 and a lower average cash balance due to distributions of cash flow from operations to the General Partners and Limited Partners in August of 2000 and March of 2001. The decrease in interest income for the year ended December 31, 2000 as compared to the year ended December 31, 1999 is primarily due to the temporary investment of the proceeds from the sale of the Bristol Mall prior to the distribution of such proceeds to the General and Limited Partners in May 1999.

     The decrease in depreciation for the year ended December 31, 2001 as compared to the same period in 2000 is primarily due to the 301 North Main and Phillips Building being classified as held for sale or disposition as of June 1, 2001, and therefore, no longer being depreciated as of that date. The decrease in depreciation for the year ended December 31, 2000 as compared to the year ended December 31, 1999 is due to the commencement of continued depreciation at the 301 North Main and Phillips Buildings as a result of the Partnership no longer classifying this property as held for sale or disposition as of July 1, 1999, and the Partnership making an adjustment in the third quarter of 1999 to record the depreciation expense as of June 30, 1999 that would have been recognized had the 301 North Main and Phillips Buildings not been considered to be held for sale or disposition.

     The increase in professional services for the year ended December 31, 2001 as compared to the year ended December 31, 2000 is primarily due to increased legal and other professional fees related to the default issues on the debt secured by the 301 N. Main and Phillips Buildings. The increase in professional services for the year ended December 31, 2000 as compared to the year ended December 31, 1999 is primarily due to legal fees incurred in 2000 related to the Partnership's response to the unsolicited tender offer, discussed above, by certain unaffiliated third parties to purchase Interests in the Partnership.

     The increase in management fees to Corporate General Partner for the year ended December 31, 2001 as compared to the same period in 2000 and for the year ended December 31, 2000 as compared to the same period in 1999 is a result of the distributions of cash flow from operations to the General Partners and the Limited Partners in March 2001 and August 2000. These management fees are based upon a percentage of the aggregate distribution of cash flow from operations.

     The decrease in venture partner's share of venture's operations for the year ended December 31, 2001 as compared to the year ended December 31, 2000 is primarily due to the discontinuation of deemed distributions to the venture partner at the 301 N. Main and Phillips Buildings to the Partnership upon discontinuation of debt service payments and subsequent appointment of the receiver, as described more fully in the Notes. The increase in venture partner's share of venture's operations for the year ended December 31, 2000 as compared to the year ended December 31, 1999 is primarily due to the distribution of substantially all excess cash flow to the Partnership from the 301 N. Main and Phillips Buildings venture in February 1999. Per the amendment of the venture agreement, profits and losses are allocated to the Partnership and the venture partner based on their proportional share of distributions made or deemed to be made.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership in the near future, and because, due to the receivership, all revenues from the property are paid to, and all operating expenses from the property are paid by, the lender, without recourse to the Partnership.




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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                                 INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 2001 and 2000

Consolidated Statements of Operations, years ended December 31,
  2001, 2000 and 1999

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows, years ended December 31,
  2001, 2000 and 1999

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - V and consolidated venture at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.









                                                KPMG LLP


Chicago, Illinois
March 25, 2002


                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 2001 AND 2000

                                                   ASSETS
                                                   ------
                                                                            2001              2000
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $  3,741,367        6,691,400
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . .        287,229            --
  Interest, rents and other receivables . . . . . . . . . . . . . . .         14,747          101,305
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         53,056           34,936
                                                                        ------------      -----------
          Total current assets. . . . . . . . . . . . . . . . . . . .      4,096,399        6,827,641
                                                                        ------------      -----------

Investment properties, at cost - Schedule III:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           1,949,914
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . .          --          11,410,962
                                                                        ------------      -----------
                                                                               --          13,360,876
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . .          --          (7,379,216)
                                                                        ------------      -----------
          Total investment property, net of accumulated depreciation.          --           5,981,660

Property held for sale or disposition . . . . . . . . . . . . . . . .      5,871,962            --
                                                                        ------------      -----------
          Total investment properties . . . . . . . . . . . . . . . .      5,871,962        5,981,660

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         30,208           49,538
                                                                        ------------      -----------
                                                                        $  9,998,569       12,858,839
                                                                        ============      ===========




                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE
                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            2001              2000
                                                                        ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .   $ 18,229,266       18,408,189
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .        180,754        1,809,197
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .      1,047,226          146,499
  Accrued real estate tax . . . . . . . . . . . . . . . . . . . . . .          --             250,835
                                                                        ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .     19,457,246       20,614,720

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .         29,721           27,871
                                                                        ------------      -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .     19,486,967       20,642,591

Venture partner's subordinated equity in venture. . . . . . . . . . .     12,752,234       12,488,983

Partners' capital accounts (deficits):
  General partners:
     Capital contributions. . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
     Cumulative net earnings  . . . . . . . . . . . . . . . . . . . .      4,245,050        4,267,507
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .     (5,922,062)      (5,857,887)
                                                                        ------------      -----------
                                                                          (1,676,012)      (1,589,380)
                                                                        ------------      -----------
  Limited partners (38,505 interests):
     Capital contributions, net of offering costs . . . . . . . . . .     34,926,505       34,926,505
     Cumulative net earnings. . . . . . . . . . . . . . . . . . . . .     32,959,589       33,685,704
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .    (88,450,714)     (87,295,564)
                                                                        ------------      -----------
                                                                         (20,564,620)     (18,683,355)
                                                                        ------------      -----------
          Total partners' capital accounts (deficits) . . . . . . . .    (22,240,632)     (20,272,735)
                                                                        ------------      -----------
                                                                        $  9,998,569       12,858,839
                                                                        ============      ===========



                        See accompanying notes to consolidated financial statements.

                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                           2001             2000            1999
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .    $  4,804,809        4,990,221       5,605,074
  Interest income . . . . . . . . . . . . . . . . .         221,072          394,051         505,064
                                                       ------------     ------------    ------------
                                                          5,025,881        5,384,272       6,110,138
                                                       ------------     ------------    ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       2,657,549        1,775,861       1,900,432
  Depreciation  . . . . . . . . . . . . . . . . . .         109,698          263,225       1,110,578
  Property operating expenses . . . . . . . . . . .       2,333,258        2,411,891       2,886,136
  Professional services . . . . . . . . . . . . . .         149,157          108,510         101,300
  Amortization of deferred expenses . . . . . . . .          19,330           21,087          23,786
  Management fees to Corporate General Partner. . .          64,175           21,392           --
  General and administrative. . . . . . . . . . . .         124,808          116,214         137,037
                                                       ------------     ------------    ------------
                                                          5,457,975        4,718,180       6,159,269
                                                       ------------     ------------    ------------
                                                           (432,094)         666,092         (49,131)
Venture partner's share of venture's operations . .        (316,478)        (551,787)       (248,552)
                                                       ------------     ------------    ------------
          Earnings (loss) before gain on sale of
            investment property and extraordinary
            item. . . . . . . . . . . . . . . . . .        (748,572)         114,305        (297,683)

Gain on sale of investment property . . . . . . . .           --               --          5,998,474
                                                       ------------     ------------    ------------
          Earnings (loss) before extraordinary item        (748,572)         114,305       5,700,791

Extraordinary item - write-off of unamortized
  deferred financing costs. . . . . . . . . . . . .           --               --           (174,784)
                                                       ------------     ------------    ------------
          Net earnings (loss) . . . . . . . . . . .    $   (748,572)         114,305       5,526,007
                                                       ============     ============    ============





                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                           2001             2000            1999
                                                       ------------     ------------    ------------

          Net earnings (loss) per limited
           partnership interest:
            Earnings (loss) before gain on sale
              of investment property and extra-
              ordinary item . . . . . . . . . . . .    $     (18.86)            2.88           (7.50)
            Gain on sale of investment property . .           --               --              84.68
            Extraordinary item. . . . . . . . . . .           --               --              (4.49)
                                                       ------------     ------------    ------------

          Net earnings (loss) per limited
            partnership interest. . . . . . . . . .    $     (18.86)            2.88           72.69
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

                                         JMB INCOME PROPERTIES, LTD. - V
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                 GENERAL PARTNERS                             LIMITED PARTNERS (38,505 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF        NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
              -------   ---------- -------------  -----------   -----------  ---------- ------------- -----------
Balance
 (deficits)
 December 31,
 1998 . . . .  $1,000    1,537,012   (3,096,315)  (1,558,303)   34,926,505   30,775,887  (72,384,203) (6,681,811)


Net earnings
 (loss) . . .    --      2,727,066        --       2,727,066         --       2,798,941        --      2,798,941
Cash distri-
 butions
 ($376.71 per
 limited
 partnership
 interest). .    --          --      (2,739,656)  (2,739,656)        --           --     (14,505,089)(14,505,089)
               ------   ----------   ----------   ----------    ----------   ----------  ----------- -----------

Balance
 (deficits)
 December 31,
 1999 . . . .   1,000    4,264,078   (5,835,971)  (1,570,893)   34,926,505   33,574,828  (86,889,292)(18,387,959)

Net earnings
 (loss) . . .    --          3,429        --           3,429         --         110,876        --        110,876
Cash distri-
 butions
 ($10.55 per
 limited
 partnership
 interest). .    --          --         (21,916)     (21,916)        --           --        (406,272)   (406,272)
               ------   ----------   ----------   ----------    ----------   ----------  -----------  ----------




                                         JMB INCOME PROPERTIES, LTD. - V
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                 GENERAL PARTNERS                             LIMITED PARTNERS (38,505 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF        NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
              -------   ---------- -------------  -----------   -----------  ---------- ------------- -----------
Balance
 (deficits)
 December 31,
 2000 . . . .   1,000    4,267,507   (5,857,887)  (1,589,380)   34,926,505   33,685,704  (87,295,564)(18,683,355)

Net earnings
 (loss) . . .    --        (22,457)       --         (22,457)        --        (726,115)       --       (726,115)
Cash distri-
 butions
 ($30 per
 limited
 partnership
 interest). .    --          --         (64,175)     (64,175)        --           --      (1,155,150) (1,155,150)
               ------   ----------   ----------   ----------    ----------   ----------  ----------- -----------
Balance
 (deficits)
 December 31,
 2001 . . . .  $1,000    4,245,050   (5,922,062)  (1,676,012)   34,926,505   32,959,589  (88,450,714)(20,564,620)
               ======   ==========   ==========   ==========    ==========   ==========  =========== ===========













                          See accompanying notes to consolidated financial statements.

                                         JMB INCOME PROPERTIES, LTD. - V
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                     2001         2000           1999
                                                                 -----------   -----------   -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . .   $ (748,572)      114,305     5,526,007
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . .      109,698       263,225     1,110,578
    Amortization of deferred expenses . . . . . . . . . . . . .       19,330        21,087        23,786
    Venture partner's share of venture's operations . . . . . .      316,478       551,787       248,552
    Gain on sale of investment property . . . . . . . . . . . .        --            --       (5,998,474)
    Extraordinary item. . . . . . . . . . . . . . . . . . . . .        --            --          174,784
    Rental income applied to construction loan payable. . . . .        --            --          (17,166)
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . . . . . . .     (287,229)        --            --
    Interest, rents and other receivables . . . . . . . . . . .       86,558        (6,509)      172,254
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . .      (18,120)       (7,033)       32,051
    Accrued rents receivable. . . . . . . . . . . . . . . . . .        --            --            5,003
    Accounts payable. . . . . . . . . . . . . . . . . . . . . .   (1,628,443)       17,684          (693)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . .      900,727        (3,195)      (63,087)
    Accrued real estate taxes . . . . . . . . . . . . . . . . .     (250,835)      250,835         --
    Tenant security deposits. . . . . . . . . . . . . . . . . .        1,850        12,885        (7,735)
                                                                 -----------   -----------   -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . . . . . . .   (1,498,558)    1,215,071     1,205,860
                                                                 -----------   -----------   -----------

Cash flows from investing activities:
  Additions to investment properties, net of related payables .        --          (11,460)     (205,760)
  Proceeds from sale of investment property . . . . . . . . . .        --            --       24,216,567
                                                                 -----------   -----------   -----------
          Net cash provided by (used in)
           investing activities . . . . . . . . . . . . . . . .        --          (11,460)   24,010,807
                                                                 -----------   -----------   -----------




                                         JMB INCOME PROPERTIES, LTD. - V
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                     2001         2000           1999
                                                                 -----------   -----------   -----------

Cash flows from financing activities:
  Principal payments on construction loan . . . . . . . . . . .        --            --       (2,785,460)
  Principal payments on long-term debt. . . . . . . . . . . . .     (178,923)     (401,561)   (4,525,786)
  Venture partner's contributions to venture. . . . . . . . . .      292,716       828,858       828,982
  Distributions to venture partner. . . . . . . . . . . . . . .     (345,943)     (830,264)   (1,030,263)
  Distributions to limited partners . . . . . . . . . . . . . .   (1,155,150)     (406,272)  (14,505,089)
  Distributions to general partners . . . . . . . . . . . . . .      (64,175)      (21,916)   (2,739,656)
                                                                 -----------   -----------   -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . . . . . . .   (1,451,475)     (831,155)  (24,757,272)
                                                                 -----------   -----------   -----------
          Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . . . . . . . .   (2,950,033)      372,456       459,395

          Cash and cash equivalents, beginning of year. . . . .    6,691,400     6,318,944     5,859,549
                                                                 -----------   -----------   -----------
          Cash and cash equivalents, end of year. . . . . . . .  $ 3,741,367     6,691,400     6,318,944
                                                                 ===========   ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . .  $ 1,756,822     1,779,056     1,963,519
                                                                 ===========   ===========   ===========

  Non-cash investing and financing activities:
      Rental income applied to construction loan payable. . . .  $     --            --           17,166
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

                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2001, 2000 AND 1999


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds (through a joint venture) one real estate investment. Business activities consist of rentals to a small number of commercial companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to dispose of its remaining investment property and to wind up its affairs as soon as practicable, depending upon how the lender exercises its remedies with respect to the sale or foreclosure of the 301 N. Main and Phillips Buildings.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned venture, Wachovia Building Associates ("Wachovia"). The effect of all transactions between the Partnership and the consolidated venture has been eliminated.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with accounting principles generally accepted in the United States of America ("GAAP") and to consolidate the accounts of the venture as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 2001 and 2000 is summarized as follows:

                             2001                   2000
                    ------------------------------------------------
                                   TAX BASIS              TAX BASIS
                      GAAP BASIS  (UNAUDITED) GAAP BASIS (UNAUDITED)
                     -----------  ---------- ----------- ----------

Total assets. . . . .   $ 9,998,56916,532,039 12,858,839 19,306,824

Partners' capital
 accounts (deficits):
  General partners. . (1,676,012)   (961,784) (1,589,380)  (876,588)
  Limited partners. .(20,564,620) (5,803,370)(18,683,355)(2,433,664)

Net earnings (loss):
  General partners. .    (22,457)    (21,021)      3,429     20,013
  Limited partners. .   (726,115) (2,214,556)    110,876    718,249

Net earnings (loss)
 per limited part-
 nership interest . .     (18.86)     (57.51)       2.88      18.65
                     =========== =========== =========== ==========

     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (38,505). Deficit capital accounts will result, through the duration of the Partnership, in a net gain for financial reporting and Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($3,741,117 and $6,430,847 at December 31, 2001 and 2000, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consist primarily of refinancing, leasing and commitment fees. Such fees are generally amortized over the terms of the related notes using the straight-line method.

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

     The Partnership acquired, either directly or through joint ventures, two office building complexes and nine shopping centers. Ten properties have been sold or disposed of by the Partnership through December 31, 2001.

The remaining property, an office building complex, is operating in receivership. The cost of the investment property represents the total cost to the Partnership and its venture plus miscellaneous acquisition costs.

     Depreciation on the property has been provided over the estimated useful lives of the various components as follows:

                                                            YEARS
                                                            -----

       Buildings and improvements--150% declining-balance
         or straight-line . . . . . . . . . . . . . .        5-40
                                                             ====

     The investment property is pledged as security for the long-term debt, for which there is no recourse to the Partnership or its venture. The investment property was placed in receivership in August 2001.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The Partnership's commitment to a plan for sale or disposal of the 301 North Main and Phillips Buildings had not resulted in a sale or disposition. As a result, the Partnership's sole remaining property was not so identified. However, in accordance with the Partnership's plan to dispose of the property, debt service payments were suspended as of June 1, 2001. As of that date, the property was again identified as held for sale or disposition and accordingly, the property is no longer being depreciated as of that date. The results of operations, net of venture partner's share, for the years ended December 31, 2001, 2000 and 1999 for this property were $2,039,680, $1,703,117 and $1,459,037, respectively. The results of operations for the property that was sold was ($156,699) for the year ended December 31, 1999.

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

     In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets (including discontinued operations) that are to be held or disposed of by sale, as well as addresses certain discontinued operations issues. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. As the Partnership does not generally hold its properties for sale and has historically not had significant operations that have been accounted for as "discontinued operations", the Partnership does not anticipate that SFAS 144 will have a significant impact on its current or future operations or financial results.

VENTURE AGREEMENT - GENERAL

     The Partnership at December 31, 2001 is a party to one operating joint venture agreement. Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the venture.

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

INVESTMENT PROPERTIES

     301 N. MAIN BUILDING AND PHILLIPS BUILDING

     In July 1986, the Partnership contributed its 100% ownership interest in the 301 N. Main Building and Phillips Building to Wachovia, a newly formed joint venture partnership.

     In 1986, the Partnership's venture partner had agreed to contribute $10,700,000, before applicable interest, to the venture pursuant to a payment schedule from the closing date through August 1, 1996, when it would owe the balance of its obligation (approximately $7,600,000). The venture partner has continued to make contributions (from its share of the property's cash flow) based on the old payment schedule rather than making the balloon payment in August 1996 as required. As a result, the venture partner is currently approximately $6,824,000 in arrears for such contributions as of the date of this report. The venture partner's obligation to make such payment is secured only by its interest in the venture. In the fourth quarter of 1996, the Partnership notified the venture partner of its default effective August 1996. As a result of such default, the venture partner's share of distributions of cash flow generated subsequent to 1996, except as provided below, was retained by the venture. In December 1999, the Partnership and the venture partner entered into an agreement (the "Option Agreement"), effective January 1, 1999, under which the Partnership was given the option to purchase the venture partner's interest on or before January 31, 2002 (which option must have been exercised on or before December 31, 2001). If the Partnership had exercised its option, the purchase price for the interest would have been $230,000 and the Partnership would have released the venture partner from its obligation to make contributions as discussed above. As a result of the negotiations, and in consideration of the venture partner granting a full release to the Partnership and the venture, the Partnership and venture partner also concurrently entered into a forbearance agreement, under which the Partnership agreed to not pursue its legal remedies against the venture partner for its default related to such obligation until November 1, 2000, subject to further extension. Though the Partnership may now pursue such legal remedies, they are of little practical value at present because the venture partner's obligations permit recourse only to the venture partner's interest in the venture. The Partnership continues to reserve all of its rights in this regard, and may determine at a later date to pursue such remedies. Additionally, in connection with completing the option agreement, the venture agreement was amended to: (1) convert the venture partner's minority general partnership interest in the venture to a limited partnership interest; (2) provide that no further distributions of cash flow will be made to the venture partner after December 1999, at which time $200,000, representing the venture partner's final distribution of cash flow from operations and reserves, was distributed to the venture partner; and (3) provide that the venture partner (assuming the option under the option agreement was not exercised) would receive 30% of any net sale proceeds (as defined) if the gross sale price of the property is $40,000,000 or greater. Under the Option Agreement, upon the closing of the purchase of such interest, the venture partner would also release the Partnership and the venture from any and all claims that the venture partner may have against the Partnership and the venture, including, without limitation, any amounts which may have accrued or been distributable prior to such closing date, and the Partnership and the venture would release the venture partner from any further liabilities under the venture agreement, including, without limitation, the aforementioned obligation to make additional capital contributions. Given current market conditions, a sale of the property will not generate proceeds to the venture partner. The Partnership did not exercise its option prior to the expiration thereof.

     The venture agreement had been previously amended effective for fiscal year 1998 and, as a result of the December 1999 amendment referred to above, again for all subsequent years. Per the amendments, profits and losses are allocated based on the ratio of distributions (actual distributions plus any distributions deemed to have been made) to the partners, approximately 87% and 76% to the Partnership and 13% and 24% to the venture partner for 2001 and 2000, respectively. For financial reporting and Federal income tax purposes, the venture reported the payments of approximately $346,000 in 2001 (for the five monthly payments made before the discontinuing of debt service payments) and $830,000 annually, prior to 2001, on the obligation referred to above as deemed to be made (and contributed for financial reporting purposes only) to the venture partner.

     The venture had been marketing space in the 301 North Main Building and the Phillips Building to prospective replacement tenants but was not successful in its efforts due to the lack of large space users in this market. Re-leasing the vacant space in the buildings would require major renovation to the buildings as well as significant tenant improvements which, in turn, would be contingent upon the Partnership obtaining financing for these tenant replacement costs. The Partnership therefore determined not to commit any additional funds to the property due to the low likelihood of achieving a return on such funds. As a result, the Partnership decided not to continue making debt service payments as of June 1, 2001. The mortgage loan is in default as of June 1, 2001 and matured in November 2001, and in accordance with default provisions of the mortgage loan agreement, the Partnership has recorded interest upon the loan balance at the default rate of 18% per annum commencing June 1, 2001. In early August 2001, the lender notified the Partnership that a receiver was appointed to take possession of and manage the property.

     The Partnership is currently monitoring the efforts of the lender and the receiver to transfer title to the property to either the lender or a third party, and is taking such actions as it believes will accomplish this result at the earliest possible time while minimizing any liability for the Partnership. The Partnership would then proceed to liquidate its affairs. However, the lender is continuing to review its options. The lender is currently pursuing a sale of the property to an unaffiliated third party. If such sale is not consummated, the lender is also reviewing its options relative to a potential removal of asbestos-containing insulation at the property and has been delaying the consummation of a foreclosure until it completes such analysis. Therefore, because the Partnership has only modest ability to influence these determinations and the speed with which they occur, there can be no assurance as to the timing of these events.

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

     The property was managed for a management fee calculated at 3-1/2% of the gross receipts of the property and a leasing fee of $50,000 per year. Payment of 1-1/2% of the 3-1/2% management fee was being deferred by the venture until the sale of the property or upon termination of the property management agreement. Such deferred management fees of approximately $1,679,000 were paid to the General Partner in December 2001.

     In November 2001, the joint venture contributed the property to a single-member limited liability company in an attempt to protect the Partnership against any liabilities that may arise during the course of the receivership.

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

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 2001 and
2000:
                                           2001            2000
                                       -----------     -----------
9-1/4% mortgage note secured by two
 office buildings in Winston-Salem,
 North Carolina; payable in monthly
 installments of principal and
 interest (at 9.55% per annum) of
 $181,718 until November 1, 2001
 when the remaining principal
 balance was due; such note is in
 default after discontinuation of
 mortgage payments as of June 1,
 2001 with interest accrued at the
 default rate (18%) as of that date;
 receiver was appointed in early
 August 2001 to take possession
 of and manage property . . . . . . .  $18,229,266      18,408,189
                                       -----------     -----------

     Total debt . . . . . . . . . . .   18,229,266      18,408,189
     Less current portion of
      long-term debt. . . . . . . . .  (18,229,266)    (18,408,189)
                                       -----------     -----------
     Total long-term debt . . . . . .  $     --              --
                                       ===========     ===========

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

MANAGEMENT AGREEMENTS

     The Partnership entered into agreements for the operation and management of the investment properties. Such agreements are summarized as follows:

     Bristol Mall shopping center was managed by an affiliate of the General Partners until its sale in February 1999. The 301 N. Main Building and Phillips Building were managed by an unaffiliated third party property manager until the appointment of a receiver in August 2001, as described more fully in the Notes.

LEASES - AS PROPERTY LESSOR

     At December 31, 2001, the Partnership and its consolidated venture's principal asset is one office building complex. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding cost of land, is depreciated over the estimated useful life. Generally, leases with tenants have ranged in term from one to thirty years and provide for fixed minimum rent and partial reimbursement of operating costs.

     Costs and accumulated depreciation of the leased assets are summarized as follows at December 31, 2001:

       Office Building:
           Cost . . . . . . . . . . . . . . . . .   $13,360,876
           Accumulated depreciation . . . . . . .    (7,488,914)
                                                    -----------

                                                    $ 5,871,962
                                                    ===========

     Minimum lease payments including amounts representing executory costs (e.g. taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating lease agreements, are as follows:

             2002 . . . . . . . . . . . . . . .     $438,384
             2003 . . . . . . . . . . . . . . .      131,252
             2004 . . . . . . . . . . . . . . .       53,555
             2005 . . . . . . . . . . . . . . .       24,104
             2006 . . . . . . . . . . . . . . .       24,104
             Thereafter . . . . . . . . . . . .       68,295
                                                    --------
                Total . . . . . . . . . . . . .     $739,694
                                                    ========

     Contingent rent (based on sales of property tenants) included in consolidated rental income was as follows for the years ended December 31, 2001, 2000 and 1999:

             1999 . . . . . . . . . . . . . . .    $144,512
             2000 . . . . . . . . . . . . . . .      10,559
             2001 . . . . . . . . . . . . . . .       2,830
                                                   ========

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 2001 and for the years ended December 31, 2001, 2000 and 1999 are as follows:
                                                            UNPAID AT
                                                           DECEMBER 31,
                                 2001     2000     1999       2001
                               -------- --------  -------  ------------
Property management and
 leasing fees . . . . . . . .  $ 48,760   73,873  112,178      --
Management fees to Corporate
 General Partner. . . . . . .    64,175   21,392     --        --
Insurance commissions . . . .    10,065   14,281    8,801      --
Reimbursement (at cost) for
 out-of-pocket expenses . . .     --         244       38      --
Reimbursement (at cost) for
 out-of-pocket salary and
 salary related expenses
 related to on-site and
 other costs for the
 Partnership and its
 investment properties. . . .     --       --      20,786      --
                               --------  -------  -------   ---------
                               $123,000  109,790  141,803      --
                               ========  =======  =======   =========

     Any amounts deferred or payable to the General Partners and their affiliates do not bear interest. The General Partners and their affiliates had been deferring receipt of management and leasing fees pursuant to the venture agreement for the 301 North Main Building and Phillips Building. Prior to 1995, an affiliate of the Managing General Partner provided management and leasing services. In December 1994, the affiliate sold all of its assets and assigned its interest in the management contracts, including the one for the 301 North Main Building and Phillips Building to an unaffiliated third party. In connection with such sale, an affiliate of the General Partners guaranteed payment to the unaffiliated third party of the portion of the fees deferred due to a provision in the venture agreement for the 301 N. Main and Phillips Building. Any such guaranteed amounts were paid to such unaffiliated third party when earned and the General Partners and its affiliates were entitled to receive such deferred fees. The General Partners and their affiliates had deferred receipt of approximately $1,679,000 (approximately $43 per interest) of such management and leasing fees. Such amounts were deferred until the sale or disposition of the property or upon termination of the property management agreement. In August 2001, a receiver was appointed to take possession of and manage the property. Therefore, the Partnership stopped accruing the deferred fees as of that date. In addition, as this event resulted in the termination of the aforementioned management agreement, such deferred fees became payable to the General Partner, and the deferred management fees of approximately $1,679,000 were paid to the General Partners in December 2001 from Partnership cash.

SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                            2001
                       ----------------------------------------------
                            3/31       6/30       9/30        12/31
                         ---------- ---------- ----------  ----------

Total income. . . . . .  $1,296,390  1,252,715  1,258,919   1,217,857
                         ========== ========== ==========  ==========

Net earnings (loss) . .  $ (101,254)  (104,290)  (272,446)   (270,582)
                         ========== ========== ==========  ==========
Net earnings (loss)
 per limited partner
 interest:
    Net earnings
      (loss). . . . . .  $    (2.55)     (2.63)     (6.86)      (6.82)
                         ========== ========== ==========  ==========



                                            2000
                       ----------------------------------------------
                            3/31       6/30       9/30        12/31
                         ---------- ---------- ----------  ----------

Total income. . . . . .  $1,317,812  1,395,117  1,356,822   1,314,521
                         ========== ========== ==========  ==========

Net earnings (loss) . .  $   14,116     47,600      6,869      45,720
                         ========== ========== ==========  ==========
Net earnings (loss)
 per limited partner
 interest:
    Net earnings
       (loss) . . . . .  $      .36       1.19        .17        1.16
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

                                              DECEMBER 31, 2001



                                                    COSTS CAPITALIZED           GROSS AMOUNT AT WHICH
                          INITIAL COST                SUBSEQUENT TO               CARRIED AT CLOSE
                         TO PARTNERSHIP (A)            ACQUISITION                OF PERIOD (B)(C)
                        ------------------------- ---------------------------- -----------------------
                                      BUILDINGS                  BUILDINGS                 BUILDINGS
                                        AND                        AND                        AND
             ENCUMBRANCE    LAND     IMPROVEMENTS      LAND     IMPROVEMENTS       LAND   IMPROVEMENTS
             ----------- ----------- ------------  ---------------------------  ----------------------

OFFICE
BUILDING:

Winston-
 Salem,
 North
 Carolina
 (E). . . . .$18,229,266   1,949,914   21,281,279          --      (9,870,317)   1,949,914  11,410,962
             ===========  ==========   ==========       ========   ==========    =========  ==========


                                                                                          SCHEDULE III
                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                                               LIFE ON WHICH
                                                                               DEPRECIATION
                                                                                IN LATEST
                                                                               STATEMENT OF      2001
                                  ACCUMULATED          DATE OF      DATE        OPERATIONS    REAL ESTATE
                     TOTAL       DEPRECIATION(D)    CONSTRUCTION  ACQUIRED     IS COMPUTED       TAXES
                 -------------  ----------------    ------------ ----------  ---------------   ----------

OFFICE
BUILDING:

Winston-
 Salem,
 North
 Carolina (E) . .  $13,360,876         7,488,914       1966/72      1/31/77       5-40 years      217,600
                   ===========        ==========                                                  =======

_______________

Notes:

     (A)  The initial cost to the Partnership represents the original purchase price of the property.

     (B)  The aggregate cost of the above real estate at December 31, 2001 for Federal income tax purposes was approximately $28,811,000.


                                                                                          SCHEDULE III
                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


     (C)  Reconciliation of real estate owned:

                                                             2001            2000             1999
                                                         ------------    ------------     ------------

     Balance at beginning of period . . . . . . . . .    $ 13,360,876      13,349,416       44,710,969
     Additions during period. . . . . . . . . . . . .           --             11,460          205,760
     Reductions during period . . . . . . . . . . . .           --              --         (31,567,313)
                                                         ------------    ------------     ------------
     Balance at end of period . . . . . . . . . . . .    $ 13,360,876      13,360,876       13,349,416
                                                         ============    ============     ============

     (D)  Reconciliation of accumulated depreciation:

     Balance at beginning of period . . . . . . . . .    $  7,379,216       7,115,991       18,766,939
     Depreciation expense . . . . . . . . . . . . . .         109,698         263,225        1,110,578
     Reductions during period . . . . . . . . . . . .           --              --         (12,761,526)
                                                         ------------    ------------     ------------
     Balance at end of period . . . . . . . . . . . .    $  7,488,914       7,379,216        7,115,991
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

     There were no changes or disagreements with accountants during fiscal years 2001 and 2000.



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

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment property by affiliates of the General Partners, including insurance brokerage services.

In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership or its investment property under certain circumstances, including for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses or distribution of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive officers of the Managing General Partner are as follows:

                                                        SERVED IN
NAME                      OFFICE                        OFFICE SINCE
----                      ------                        ------------

Judd D. Malkin            Chairman                         5/03/71
                          Director                         5/03/71
                          Chief Financial Officer          2/22/96
Neil G. Bluhm             President                        5/03/71
                          Director                         5/03/71
Burton E. Glazov          Director                         7/01/71
Stuart C. Nathan          Director                         3/14/73
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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 5, 2002. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 5, 2002. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII") and Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"). JMB is also the sole general partner of the associate general partner Carlyle-XIII and Carlyle-XIV. Some of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB. Most of such directors and officers are also partners, directly or indirectly, of the partnership that is associate general partner in Carlyle-XIII and Carlyle-XIV.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above includes the following:

     Judd D. Malkin (age 64) has been associated with JMB since October, 1969. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and a director of CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team. Mr. Malkin was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000.

     Neil G. Bluhm (age 64) has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds. He was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. He is a member of the Bar of the State of Illinois.

     Burton E. Glazov (age 63) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December of 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 60) has been associated with JMB since July, 1972. Until August 2001, Mr. Nathan was an Executive Vice President of JMB and, until December 2000, an officer and/or director of certain JMB affiliates. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 68) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 55) has been associated with JMB since December, 1970. Mr. Schreiber is President of Centaur Capital Partners, Inc., a family investment firm. He is also a senior advisor and partner of Blackstone Real Estate Advisors, L.P., which manages large private equity funds. Mr. Schreiber is a trustee of AMLI Residential Properties Trust and a director of Host Marriott Corporation and of The Rouse Company, as well as a director of a number of mutual funds advised by T. Rowe Price Associates, Inc. From February 1995 until November 2000 Mr. Schreiber was a director of Urban Shopping Centers, Inc. Prior to his retirement as an officer of JMB in 1990, Mr. Schreiber was Chairman of JMB/Urban Development Co. from its inception in 1988 until 1990 and an Executive Vice President of JMB from 1979 to 1990. He received an M.B.A. from Harvard University Graduate School of Business in 1970.

     H. Rigel Barber (age 53) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gary Nickele (age 49) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 53) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Managing General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is made to the Notes for a description of such transactions, distributions and allocations. In 2001, 2000 and 1999 cash distributions of $64,175, $21,916 and $2,739,656 were paid, respectively, to the General Partners. In connection with the distribution of cash flow from operations in 2001, the General Partners received an incentive management fee of $64,175, as per the Partnership agreement.

     JMB Properties Company, an affiliate of the Managing General Partner, provided property management services to the Partnership for the 301 N. Main Building and Phillips Building in Winston-Salem, North Carolina through the date of its sale in December, 1994 at fees calculated at 3-1/2% of gross income. JMB Retail Properties Company (renamed Urban Retail Properties Company as of March 15, 1995), then an affiliate of the Managing General Partner, provided property management services to the Partnership for the Bristol Mall in Bristol, Virginia, prior to its sale, at fees calculated at 5% of gross income from the property. In 2001, such affiliates earned property management and leasing fees amounting to $48,760. Upon appointment of a receiver to take possession of and manage the 301 N. Main Building and Phillips Building properties in August of 2001, the management agreement was terminated and $1,678,573, the entire amount of deferred management fees through such date, was paid by the Partnership in December of 2001. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event for a fee greater than 5% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner, earned and received insurance brokerage commissions in 2001 aggregating $10,065 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage involved.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 2001, the Managing General Partner earned no reimbursements for such out-of-pocket expenses.

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

Limited Partnership          Liquidity Fund 55 (1)          197.5 Interests           Less than
Interests                                                   directly (2)              1%

Limited Partnership          Liquidity Financial            2,601.84 Interests        6.8%
Interests                    Group, L.P. (1)                indirectly (3)

Limited Partnership          Liquidity Financial            2,601.84 Interests        6.8%
Interests                    Corporation (1)                indirectly (3)


     (1)  The address of each beneficial owner listed in this subsection (a)(i) is P.O. Box 882044, San Francisco,
California 94188-2044.

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





                             NAME OF                        AMOUNT AND NATURE
                             BENEFICIAL                     OF BENEFICIAL             PERCENT
TITLE OF CLASS               OWNER                          OWNERSHIP                 OF CLASS
--------------               ----------                     -----------------         --------

(iii)
Limited Partnership          Paradise Wire & Cable          2,109.75 Interests        5.48%
Interests                    Defined Benefit Pension          directly
                             Plan & Trust
                             c/o Ira Gaines
                             3116 E. Shea, PMB 191
                             Phoenix, AZ  85028



















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

     No annual report for the fiscal year 2001 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                JMB INCOME PROPERTIES, LTD. - V

                By:     JMB Realty Corporation
                        Managing General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 25, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Managing General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 25, 2002

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 25, 2002

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 25, 2002


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President and
                        Principal Accounting Officer
                Date:   March 25, 2002

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 25, 2002

                        STUART C. NATHAN*
                By:     Stuart C. Nathan, Director
                Date:   March 25, 2002

                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Attorney-in-Fact
                Date:   March 25, 2002

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