Form 10-Q
period 2002-03-31
JMB INCOME PROPERTIES LTD V
filed 2002-05-14
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended March 31, 2002           Commission file #0-8716




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

                        CONSOLIDATED BALANCE SHEETS

                   MARCH 31, 2002 AND DECEMBER 31, 2001
                                (UNAUDITED)


                                  ASSETS
                                  ------


                                             MARCH 31,       DECEMBER 31,
                                               2002             2001
                                            -----------      -----------

Current assets:
  Cash and cash equivalents. . . . . .      $ 3,684,604        3,741,367
  Restricted funds . . . . . . . . . .          722,424          287,229
  Interest, rents and
    other receivables. . . . . . . . .           10,840           14,747
  Prepaid expenses . . . . . . . . . .           27,078           53,056
                                            -----------      -----------
        Total current assets . . . . .        4,444,946        4,096,399
                                            -----------      -----------

Properties held for sale or
  disposition. . . . . . . . . . . . .        5,871,962        5,871,962
                                            -----------      -----------

        Total investment properties. .        5,871,962        5,871,962

Deferred expenses. . . . . . . . . . .           30,208           30,208
                                            -----------      -----------

                                            $10,347,116        9,998,569
                                            ===========      ===========

                      JMB INCOME PROPERTIES, LTD. - V
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                  CONSOLIDATED BALANCE SHEETS - CONTINUED



           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
           -----------------------------------------------------


                                             MARCH 31,       DECEMBER 31,
                                               2002             2001
                                            -----------      -----------
Current liabilities:
  Current portion of long-term debt. .      $18,229,266       18,229,266
  Accounts payable . . . . . . . . . .          164,876          180,754
  Accrued interest . . . . . . . . . .        1,867,543        1,047,226
  Accrued real estate taxes. . . . . .           54,203            --
                                            -----------      -----------
        Total current liabilities. . .       20,315,888       19,457,246
Tenant security deposits . . . . . . .           29,956           29,721
                                            -----------      -----------
Commitments and contingencies

        Total liabilities. . . . . . .       20,345,844       19,486,967

Venture partner's subordinated
  equity in venture. . . . . . . . . .       12,752,234       12,752,234

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . .            1,000            1,000
    Cumulative net earnings (loss) . .        4,229,740        4,245,050
    Cumulative cash distributions. . .       (5,922,062)      (5,922,062)
                                            -----------      -----------
                                             (1,691,322)      (1,676,012)
                                            -----------      -----------
  Limited partners (38,505 interests):
    Capital contributions,
      net of offering costs. . . . . .       34,926,505       34,926,505
    Cumulative net earnings (loss) . .       32,464,569       32,959,589
    Cumulative cash distributions. . .      (88,450,714)     (88,450,714)
                                            -----------      -----------
                                            (21,059,640)     (20,564,620)
                                            -----------      -----------
        Total partners' capital
          accounts (deficits). . . . .      (22,750,962)     (22,240,632)
                                            -----------      -----------
                                            $10,347,116        9,998,569
                                            ===========      ===========
















       See accompanying notes to consolidated financial statements.

                      JMB INCOME PROPERTIES, LTD. - V
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                (UNAUDITED)



                                                  2002            2001
                                               ----------      ----------

Income:
  Rental income. . . . . . . . . . . . . .     $  843,236       1,212,496
  Interest income. . . . . . . . . . . . .         17,300          83,894
                                               ----------      ----------

                                                  860,536       1,296,390
                                               ----------      ----------

Expenses:
  Mortgage and other interest. . . . . . .        820,317         437,805
  Depreciation . . . . . . . . . . . . . .          --             65,819
  Property operating expenses. . . . . . .        478,924         625,809
  Professional services. . . . . . . . . .         44,026          27,572
  Amortization of deferred expenses. . . .          --              5,271
  Management fees to Corporate
    General Partners . . . . . . . . . . .          --             64,175
  General and administrative . . . . . . .         27,599          41,680
                                               ----------      ----------
                                                1,370,866       1,268,131
                                               ----------      ----------

                                                 (510,330)         28,259
Venture partner's share of
  venture's operations . . . . . . . . . .          --           (129,513)
                                               ----------      ----------

       Net earnings (loss) . . . . . . . .     $ (510,330)       (101,254)
                                               ==========      ==========

       Net earnings (loss) per
         limited partnership interest. . .     $   (12.86)          (2.55)
                                               ==========      ==========

       Cash distributions per limited
         partnership interest. . . . . . .     $    --              30.00
                                               ==========      ==========


















       See accompanying notes to consolidated financial statements.

                      JMB INCOME PROPERTIES, LTD. - V
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                (UNAUDITED)



                                                  2002            2001
                                               ----------      ----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . .     $ (510,330)       (101,254)
  Items not requiring (providing)
   cash or cash equivalents:
    Depreciation . . . . . . . . . . . . .          --             65,819
    Amortization of deferred expenses. . .          --              5,271
    Venture partner's share of
      venture's operations . . . . . . . .          --            129,513
  Changes in:
    Restricted funds . . . . . . . . . . .       (435,195)          --
    Interest, rents and other receivables.          3,907          10,221
    Prepaid expenses . . . . . . . . . . .         25,978          20,962
    Accounts payable . . . . . . . . . . .        (15,878)         46,050
    Accrued interest . . . . . . . . . . .        820,317            (848)
    Accrued real estate taxes. . . . . . .         54,203        (188,126)
    Tenant security deposits . . . . . . .            235          (2,756)
                                               ----------      ----------
        Net cash provided by (used in)
          operating activities . . . . . .        (56,763)        (15,148)

Cash flows from financing activities:
  Principal payments on long-term debt . .          --           (106,502)
  Venture partner's contributions to
    venture. . . . . . . . . . . . . . . .          --            207,194
  Distributions to venture partners. . . .          --           (207,566)
  Distributions to limited partners. . . .          --         (1,155,150)
  Distributions to general partners. . . .          --            (64,175)
                                               ----------      ----------
        Net cash provided by (used in)
          financing activities . . . . . .          --         (1,326,199)
                                               ----------      ----------
        Net increase (decrease) in
          cash and cash equivalents. . . .        (56,763)     (1,341,347)
        Cash and cash equivalents,
          beginning of year. . . . . . . .      3,741,367       6,691,400
                                               ----------      ----------
        Cash and cash equivalents,
          end of period. . . . . . . . . .     $3,684,604       5,350,053
                                               ==========      ==========

Supplemental disclosure of cash flow
 information:
    Cash paid for mortgage and
      other interest . . . . . . . . .         $    --            438,653
                                               ==========      ==========










       See accompanying notes to consolidated financial statements.

                      JMB INCOME PROPERTIES, LTD. - V
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2002 AND 2001

                                (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 2001 which are included in the Partnership's 2001 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets (including discontinued operations) that are to be held or disposed of by sale, as well as addresses certain discontinued operations issues. The Partnership adopted SFAS 144 on January 1, 2002. The adoption does not have any material effect on the Partnership.

     In accordance with the Partnership's plan to dispose of the property, debt service payments were suspended as of June 1, 2001. As of that date, the property was again identified as held for sale or disposition and accordingly, the property is no longer being depreciated as of that date. The results of operations, net of venture partner's share, for the three months ended March 31, 2002 and 2001 for this property were $365,145 and $390,390, respectively.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 were as follows:

                                                             Unpaid at
                                                             March 31,
                                          2002      2001       2002
                                         ------    ------    ---------
Property management and
  leasing fees . . . . . . . . . . .     $ --      18,176       --
Insurance commissions. . . . . . . .       --        --         --
Management fees to Corporate
  General Partners . . . . . . . . .       --      64,175       --
                                         ------    ------     ------
                                         $ --      82,351       --
                                         ======    ======     ======

     Any amounts deferred or currently payable to the General Partners and their affiliates do not bear interest. The General Partners and their affiliates had been deferring receipt of management and leasing fees pursuant to the venture agreement for the 301 North Main Building and Phillips Building. Prior to 1995, an affiliate of the Managing General Partner provided management and leasing services. In December 1994, the affiliate sold all of its assets and assigned its interest in the management contracts, including the one for the 301 North Main Building and Phillips Building to an unaffiliated third party. In connection with such sale, an affiliate of the General Partners guaranteed payment to the unaffiliated third party of the portion of the fees currently deferred due to a provision in the venture agreement for the 301 North Main and Phillips Buildings. Any such guaranteed amounts were paid to such unaffiliated third party when earned and the General Partners and its affiliates were entitled to receive such deferred fees. The General Partners and their affiliates had deferred receipt of approximately $1,679,000 (approximately $43 per interest) of such management and leasing fees. Such amounts were deferred until the sale or disposition of the property or upon the termination of the property management agreement. In early August 2001, a receiver was appointed to take possession of and manage the property, thereby causing the termination of the aforementioned management agreement.

At that point, the Partnership stopped accruing the deferred fees as of that date, and such deferred fees became payable to the General Partners. They were paid to the General Partners in December 2001 from Partnership cash.

301 NORTH MAIN BUILDING AND PHILLIPS BUILDING

     Occupancy at the 301 N. Main Building (formerly the Wachovia Bank Building) is approximately 12% and the Phillips Building is vacant as of March 31, 2002. Prior to December 31, 1995, substantially all of the 301 North Main Building was leased to one tenant, the Wachovia Bank.
Commencing in the third quarter of 1998 and continuing through mid-1999, the Wachovia Bank vacated substantially all of its space in the 301 North Main Building (approximately 200,000 square feet). The remaining space leased during 2001 to the Wachovia Bank (approximately 8,200 square feet) was leased pursuant to month-to-month leases, and on April 30, 2001 the Wachovia Bank vacated this space. Wachovia Bank, which had leased the entire Phillips Building, vacated its space upon the expiration of its leases (approximately 178,700 square feet in January 2002 and approximately 90,000 square feet in February 2002).

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

     The Partnership is currently monitoring the efforts of the lender and the receiver to transfer title to the property to either the lender or a third party, and is taking such actions as it believes will accomplish this result at the earliest possible time while minimizing any liability for the Partnership. The Partnership would then proceed to liquidate its affairs. However, the lender is continuing to review its options. The lender is currently pursuing a sale of the property to an unaffiliated third party for an amount significantly less than the mortgage balance. If such sale is not consummated, the lender is also reviewing its options relative to a potential removal of asbestos-containing insulation at the property and has been delaying the consummation of a foreclosure until it completes such analysis. Therefore, because the Partnership has only modest ability to influence these determinations and the speed with which they occur, there can be no assurance as to the timing of these events.

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

     In December 1999, in order to settle certain disputes with the venture partner, the Partnership and the venture partner entered into an agreement (the "Option Agreement"), effective January 1, 1999, under which the Partnership was given the option to purchase the venture partner's interest on or before January 31, 2002 (which option must be exercised on or before December 31, 2001). Such option has expired. If the Partnership had exercised its option, the purchase price for the interest would have been $230,000 and the Partnership would have released the venture partner from its obligation to make contributions. As a result of the prior settlement, and in consideration of the venture partner granting a full release to the Partnership and the venture, the Partnership and venture partner also concurrently entered into a forbearance agreement, under which the Partnership agreed to not pursue its legal remedies against the venture partner for its default related to its previously disputed contribution obligation until November 1, 2000, subject to further extension. Though the Partnership may now pursue such legal remedies, they are of little practical value at present because the venture partner's obligations permit recourse only to the venture partner's interest in the venture, and the venture partner's share of distributions were already being paid to the Partnership as discussed below. The Partnership continues to reserve all of its rights in this regard, and may determine at a later date to pursue such remedies.

     In connection with completing the Option Agreement, the venture agreement was amended to: (1) convert the venture partner's minority general partnership interest in the venture to a limited partnership interest; (2) provide that no further distributions of cash flow will be made to the venture partner after December 1999 (other than deemed distributions of up to $830,263 per year, which are required to be paid directly to the Partnership to reduce the debt obligations of the venture partner as described above), at which time $200,000, representing the venture partner's final distribution of cash flow from operations and reserves, was distributed to the venture partner; and (3) provide that the venture partner (assuming the option under the option agreement was not exercised) would receive 30% of any net sale proceeds (as defined) if the gross sale price of the property is $40,000,000 or greater. Under the Option Agreement, upon the closing of the purchase of such interest, the venture partner would also release the Partnership and the venture from any and all claims that the venture partner may have against the Partnership and the venture, including, without limitation, any amounts which may have accrued or been distributable prior to such closing date, and the Partnership and the venture would release the venture partner from any further liabilities under the venture agreement, including, without limitation, the aforementioned obligation to make additional capital contributions. Given current market conditions, a sale of the property would not generate proceeds to the venture partner.

     As a result of the December 1999 amendment to the venture agreement referred to above, profits and losses are allocated based on the ratio of distributions (actual distributions plus any distributions deemed to have been made) to the partners, approximately 100% and 75% to the Partnership and 0% and 25% to the venture partner for the three months ended March 31, 2002 and 2001, respectively. For financial reporting and Federal income tax purposes, the venture reported the payments of approximately $346,000 in 2001 for the five monthly payments made before the discontinuing of debt service payments on the obligation referred to above as deemed to be made (and contributed for financial reporting purposes only) to the venture partner.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 2002 and for the three months ended March 31, 2002 and 2001.

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

     At March 31, 2002, the Partnership and its consolidated venture had cash and cash equivalents of approximately $3,685,000. Such funds are available for distributions to partners, payment of withholding for taxes upon disposal of the 301 North Main Building and Phillips Building, and working capital requirements. Due to the re-leasing issues at the 301 N. Main Building and Phillips Building, the venture defaulted on its mortgage loan, and the properties will not be a source of future liquidity. In such regard, reference is made to the Partnership's property specific discussions above. The venture's mortgage obligation is a non-recourse loan secured by the investment property and therefore, the Partnership and its venture partner are not personally liable for the payment of the mortgage indebtedness.

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

     The General Partners and their affiliates had deferred payment of certain management and leasing fees of approximately $1,679,000 (approximately $43 per interest) pursuant to the venture agreement for the 301 North Main Building and Phillips Building. Such amounts were deferred until the sale or disposition of the property or upon the termination of the property management agreement. As described more fully in the Notes, in August 2001, a receiver was appointed to take possession of and manage the property thereby causing the termination of the aforementioned management agreement. At that point, the Partnership stopped accruing the deferred fees as of that date and such deferred fees became payable to the General Partners. They were paid to the General Partners in December 2001 from Partnership cash.

     The Partnership intends to wind up its affairs and terminate as soon as practicable after the sale or other disposition of the 301 North Main and Phillip's Buildings. Though the Partnership anticipates that this will occur in 2002, it may occur even later, depending upon when the lender exercises its remedies with respect to the sale or foreclosure of the property. There is no assurance that any such sale will occur or that the Partnership will be successful in requiring the lender to exercise its remedies promptly.


RESULTS OF OPERATIONS

     The increase in restricted funds (which represent cash held in the possession of the receiver at the 301 North Main and Phillips Buildings) at March 31, 2002 as compared to December 31, 2001 is primarily due to the timing of payments of cash flow from the receiver to the lender.

     The decrease in prepaid expenses at March 31, 2002 as compared to December 31, 2001 is due to the timing of payment of insurance premiums at the 301 North Main and Phillips buildings.

     The increase in accrued interest at March 31, 2002 as compared to December 31, 2001 and the corresponding increase in mortgage and other interest for the three months ended March 31, 2002 as compared to the same period in 2001 is primarily due to the Partnership accruing interest at the default rate of 18% on the mortgage loan of the 301 North Main and Phillips Buildings as of June 1, 2001.

     The increase in accrued real estate taxes at March 31, 2002 as compared to December 31, 2001 is primarily due to the timing of the payment of real estate taxes at the 301 North Main and Phillips Buildings.

     The decrease in rental income for the three months ended March 31, 2002 as compared to the same period in 2001 is primarily due to the decrease in occupancy at the 301 North Main Building.

     The decrease in interest income for the three months ended March 31, 2002 as compared to the same period in 2001 is due to lower interest rates in 2002 and a lower average cash balance due to the distribution of cash flow from operations to the General Partners and Limited Partners in March of 2001.

     The decrease in depreciation for the three months ended March 31, 2002 as compared to the same period in 2001 is primarily due to the 301 North Main and Phillips Building being classified as held for sale or disposition as of June 1, 2001, and therefore, no longer being depreciated as of that date.

     The decrease in property operating expenses for the three months ended March 31, 2002 as compared to the same period in 2001 is primarily due to lower occupancy at the 301 N. Main and Phillips buildings in 2002. This resulted in lower expenses for utilities, maintenance and repairs (partially due to the building management team focusing on minimizing costs and only completing necessary projects) and property management and leasing fees.

     The increase in professional services for the three months ended March 31, 2002 as compared to the same period in 2001 is primarily due to increased legal fees related to issues relating to the receivership at the 301 N. Main and Phillips Buildings.

     The decrease in amortization of deferred expenses for the three months ended March 31, 2002 as compared to the same period in 2001 is due to the deferred mortgage expenses for the loan at the 301 N. Main and Phillips buildings becoming fully amortized in 2001 at maturity of the loan.

     The management fees to Corporate General Partner for the three months ended March 31, 2001 is a result of the distributions of cash flow from operations to the General Partners and the Limited Partners in March 2001. These management fees are based upon a percentage of the aggregate distribution of cash flow from operations.

     The decrease in venture partner's share of venture's operations for the year ended December 31, 2001 as compared to the year ended December 31, 2000 is primarily due to the discontinuation of deemed distributions to the venture partner at the 301 N. Main and Phillips Buildings and to the Partnership upon discontinuation of debt service payments and subsequent appointment of the receiver, as described more fully in the Notes. Per the amendment of the venture agreement, profits and losses are allocated to the Partnership and the venture partner based on their proportional share of distributions made or deemed to be made.

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

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

     On August 6, 2001, the Court entered an order appointing a temporary receiver for the Property. Subsequently, the Venture entered into negotiations with the receiver and State Street in order to avoid a contested final hearing. As a result of such negotiations, in consideration for, among other things, the right to petition for a hearing from and after April 2002 if the Noteholder fails to diligently pursue foreclosure and for a provision limiting the liability of the Venture in all contracts relating to the Property, the Venture decided not to contest the final hearing at which the order making the appointment of the receiver was made permanent, and such order was entered on November 13, 2001. As a result, the Venture no longer has possession or control of the Property. The receiver is marketing the Property for sale, but there is no assurance as to the timing of any such sale.

     The Partnership is not subject to any other material legal proceedings.


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Partnership has not made debt service payments on the mortgage note secured by the 301 North Main Building and Phillips Building since June 1, 2001. As a result, the mortgage loan is in default as of June 1, 2001 and matured November 2001. As of March 31, 2002, aggregate amounts due to the lender were approximately $20,097,000 including certain default interest. Reference is made to the subsection entitled "301 North Main Building and Phillips Building" in Notes to the Financial Statements filed with this report for a further discussion of the default under the mortgage note secured by the 301 North Main Building and Phillips Building, which discussion is hereby incorporated herein by reference.


     ITEM 5.  OTHER INFORMATION

                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 2002:

                                2001                        2002
                     -------------------------   -------------------------
                      At     At     At     At     At     At     At     At
                     3/31   6/30   9/30  12/31   3/31   6/30   9/30  12/31
                     ----   ----   ----  -----   ----   ----  -----  -----
301 North Main
 Building and
 Phillips Building
  Winston-Salem,
  North Carolina . .  46%    45%    45%    45%     7%

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


                 JMB INCOME PROPERTIES, LTD. - V

                 BY:   JMB Realty Corporation
                       (Managing General Partner)




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Senior Vice President
                       Date: May 13, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                       Date: May 13, 2002