Form 10-Q
period 2002-06-30
JMB INCOME PROPERTIES LTD V
filed 2002-08-14
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 2002        Commission file #0-8716




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .    11



PART II    OTHER INFORMATION


Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    14


Item 5.    Other Information. . . . . . . . . . . . . . . . .    14


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    15

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                      CONSOLIDATED BALANCE SHEETS

                  JUNE 30, 2002 AND DECEMBER 31, 2001
                              (UNAUDITED)


                                ASSETS
                                ------


                                           JUNE 30,      DECEMBER 31,
                                            2002            2001
                                         -----------     -----------

Current assets:
  Cash and cash equivalents . . . . .    $ 3,622,386       3,741,367
  Restricted funds. . . . . . . . . .        124,759         287,229
  Interest, rents and
    other receivables . . . . . . . .         16,508          14,747
  Prepaid expenses. . . . . . . . . .          1,101          53,056
                                         -----------     -----------
        Total current assets. . . . .      3,764,754       4,096,399
                                         -----------     -----------

Properties held for sale or
  disposition . . . . . . . . . . . .      5,871,962       5,871,962
                                         -----------     -----------

        Total investment properties .      5,871,962       5,871,962

Deferred expenses . . . . . . . . . .         30,208          30,208
                                         -----------     -----------

                                         $ 9,666,924       9,998,569
                                         ===========     ===========

                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                CONSOLIDATED BALANCE SHEETS - CONTINUED



         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------


                                           JUNE 30,      DECEMBER 31,
                                            2002            2001
                                         -----------     -----------
Current liabilities:
  Current portion of long-term debt .    $18,229,266      18,229,266
  Accounts payable. . . . . . . . . .        156,341         180,754
  Accrued interest. . . . . . . . . .      2,287,860       1,047,226
  Accrued real estate taxes . . . . .        108,405           --
                                         -----------     -----------
        Total current liabilities . .     20,781,872      19,457,246
Tenant security deposits. . . . . . .         29,966          29,721
                                         -----------     -----------
Commitments and contingencies

        Total liabilities . . . . . .     20,811,838      19,486,967

Venture partner's subordinated
  equity in venture . . . . . . . . .     12,752,234      12,752,234

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative net earnings (loss). .      4,195,355       4,245,050
    Cumulative cash distributions . .     (5,922,062)     (5,922,062)
                                         -----------     -----------
                                          (1,725,707)     (1,676,012)
                                         -----------     -----------
  Limited partners (38,505 interests):
    Capital contributions,
      net of offering costs . . . . .     34,926,505      34,926,505
    Cumulative net earnings (loss). .     31,352,768      32,959,589
    Cumulative cash distributions . .    (88,450,714)    (88,450,714)
                                         -----------     -----------
                                         (22,171,441)    (20,564,620)
                                         -----------     -----------
        Total partners' capital
          accounts (deficits) . . . .    (23,897,148)    (22,240,632)
                                         -----------     -----------
                                         $ 9,666,924       9,998,569
                                         ===========     ===========
















     See accompanying notes to consolidated financial statements.

                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            JUNE 30                      JUNE 30
                                                  --------------------------   -------------------------
                                                      2002           2001          2002          2001
                                                   -----------    ----------    ----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $   197,292     1,195,494     1,040,528     2,407,990
  Interest income . . . . . . . . . . . . . . . .       15,746        57,221        33,046       141,115
                                                   -----------    ----------    ----------    ----------
                                                       213,038     1,252,715     1,073,574     2,549,105
                                                   -----------    ----------    ----------    ----------
Expenses:
  Mortgage interest . . . . . . . . . . . . . . .      820,317       566,053     1,640,634     1,003,858
  Depreciation. . . . . . . . . . . . . . . . . .        --           43,879         --          109,698
  Property operating expenses . . . . . . . . . .      478,753       547,152       957,677     1,172,961
  Professional services . . . . . . . . . . . . .       39,742        33,829        83,768        61,401
  Amortization of deferred expenses . . . . . . .        --            5,272         --           10,543
  Management fees to Managing
    General Partner . . . . . . . . . . . . . . .        --            --            --           64,175
  General and administrative. . . . . . . . . . .       20,412        31,543        48,011        73,223
                                                   -----------    ----------    ----------    ----------
                                                     1,359,224     1,227,728     2,730,090     2,495,859
                                                   -----------    ----------    ----------    ----------
                                                    (1,146,186)       24,987    (1,656,516)       53,246
Venture partner's share of
  venture's operations. . . . . . . . . . . . . .        --         (129,277)        --         (258,790)
                                                   -----------    ----------    ----------    ----------
       Net earnings (loss). . . . . . . . . . . .  $(1,146,186)     (104,290)   (1,656,516)     (205,544)
                                                   ===========    ==========    ==========    ==========

       Net earnings (loss) per
         limited partnership interest . . . . . .  $    (28.87)        (2.63)       (41.73)        (5.18)
                                                   ===========    ==========    ==========    ==========

       Cash distributions per limited
         partnership interest . . . . . . . . . .  $     --            --            --            30.00
                                                   ===========    ==========    ==========    ==========


                        See accompanying notes to consolidated financial statements.

                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                              (UNAUDITED)



                                              2002            2001
                                           -----------     ----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . .    $(1,656,516)      (205,544)
  Items not requiring (providing)
   cash or cash equivalents:
    Depreciation. . . . . . . . . . . .          --           109,698
    Amortization of deferred expenses .          --            10,543
    Venture partner's share of
      venture's operations. . . . . . .          --           258,790
  Changes in:
    Restricted funds. . . . . . . . . .        162,470          --
    Interest, rents and other receivables       (1,761)       (32,117)
    Prepaid expenses. . . . . . . . . .         51,955         34,936
    Accounts payable. . . . . . . . . .        (24,413)         6,431
    Accrued interest  . . . . . . . . .      1,240,634        274,191
    Accrued real estate taxes . . . . .        108,405       (125,417)
    Tenant security deposits. . . . . .            245          2,716
                                            ----------     ----------
        Net cash provided by (used in)
          operating activities. . . . .       (118,981)       334,227

Cash flows from financing activities:
  Principal payments on long-term debt.          --          (178,923)
  Venture partner's contributions to
    venture . . . . . . . . . . . . . .          --           397,793
  Distributions to venture partners . .          --          (345,943)
  Distributions to limited partners . .          --        (1,155,150)
  Distributions to general partners . .          --           (64,175)
                                            ----------     ----------
        Net cash provided by (used in)
          financing activities. . . . .          --        (1,346,398)
                                            ----------     ----------
        Net increase (decrease) in
          cash and cash equivalents . .       (118,981)    (1,012,171)
        Cash and cash equivalents,
          beginning of year . . . . . .      3,741,367      6,691,400
                                            ----------     ----------
        Cash and cash equivalents,
          end of period . . . . . . . .     $3,622,386      5,679,229
                                            ==========     ==========

Supplemental disclosure of cash flow
 information:
    Cash paid for mortgage interest .       $  400,000        729,667
                                            ==========     ==========











     See accompanying notes to consolidated financial statements.

                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 2002 AND 2001

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

     In accordance with the Partnership's plan to dispose of the property, debt service payments were suspended as of June 1, 2001. As of that date, the property was again identified as held for sale or disposition and accordingly, the property is no longer being depreciated as of that date. The results of operations, net of venture partner's share, for the six months ended June 30, 2002 and 2001 for this property were $83,870 and $863,193, respectively.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 2002 and for the six months ended June 30, 2002 and 2001 were as follows:

                                                         Unpaid at
                                                          June 31,
                                       2002     2001       2002
                                     --------  -------   ---------
Property management and
  leasing fees. . . . . . . . . . .  $   --     36,174       --
Insurance commissions . . . . . . .       298     --         --
Management fees to Managing
  General Partner . . . . . . . . .      --     64,175       --
                                     --------  -------     ------
                                     $    298  100,349       --
                                     ========  =======     ======

     Any amounts deferred or currently payable to the General Partners and their affiliates do not bear interest. The General Partners and their affiliates had been deferring receipt of management and leasing fees pursuant to the venture agreement for the 301 North Main Building and Phillips Building. Prior to 1995, an affiliate of the Managing General Partner provided management and leasing services. In December 1994, the affiliate sold all of its assets and assigned its interest in the management contracts, including the one for the 301 North Main Building and Phillips Building to an unaffiliated third party. In connection with such sale, an affiliate of the General Partners guaranteed payment to the unaffiliated third party of the portion of the fees currently deferred due to a provision in the venture agreement for the 301 North Main and Phillips Buildings. Any such guaranteed amounts were paid to such unaffiliated third party when earned and the General Partners and its affiliates were entitled to receive such deferred fees. The General Partners and their affiliates had deferred receipt of approximately $1,679,000 (approximately $43 per interest) of such management and leasing fees. Such amounts were deferred until the sale or disposition of the property or upon the termination of the property management agreement. In early August 2001, a receiver was appointed to take possession of and manage the property and the aforementioned management agreement was terminated. The Partnership also stopped accruing the deferred fees as of that date, and such deferred fees became payable to the General Partners. The previously accrued deferred fees were paid to the General Partners in December 2001 from Partnership cash.

301 NORTH MAIN BUILDING AND PHILLIPS BUILDING

     Occupancy at the 301 N. Main Building (formerly the Wachovia Bank Building) is approximately 12% and the Phillips Building is vacant (approximately 7% combined) as of June 30, 2002. Prior to December 31, 1995, substantially all of the 301 North Main Building was leased to one tenant, the Wachovia Bank. Commencing in the third quarter of 1998 and continuing through mid-1999, the Wachovia Bank vacated substantially all of its space in the 301 North Main Building (approximately 200,000 square feet). The remaining space leased during 2001 to the Wachovia Bank (approximately 8,200 square feet) was leased pursuant to month-to-month leases, and on April 30, 2001 the Wachovia Bank vacated this space. Wachovia Bank, which had leased the entire Phillips Building, vacated its space upon the expiration of its leases (approximately 178,700 square feet in January 2002 and approximately 90,000 square feet in February 2002).

     The venture had been marketing space in the 301 North Main Building and the Phillips Building to prospective replacement tenants but was not successful in its efforts due to the lack of large space users in this market. Re-leasing the vacant space in the buildings would require major renovation to the buildings as well as significant tenant improvements which, in turn, would be contingent upon the Partnership obtaining financing for these tenant replacement costs. The Partnership therefore determined not to commit any additional funds to the property due to the low likelihood of achieving a return on such funds. As a result, the Partnership decided not to continue making debt service payments as of June 1, 2001. The mortgage loan is in default as of June 1, 2001 and matured in November 2001, and in accordance with default provisions of the mortgage loan agreement, the Partnership has recorded interest upon the loan balance at the default rate of 18% per annum commencing June 1, 2001. However, as the loan is non-recourse to the Partnership, it is not expected that any accrued interest will be satisfied out of assets other than the property. In early August 2001, the lender notified the Partnership that a receiver was appointed to take possession of and manage the property.

     The Partnership is currently monitoring the efforts of the lender and the receiver to transfer title to the property to either the lender or a third party, and is taking such actions as it believes will accomplish this result at the earliest possible time while minimizing any liability for the Partnership. In July 2002, the receiver entered into a contract for sale to sell the property to an unaffiliated third party by the end of 2002. However, the sale is subject to various contingencies and therefore, there can be no assurance that such sale will be completed. If the sale of the property is completed, the Partnership would then proceed to liquidate its affairs. If such sale is not consummated, the lender has also been reviewing its options relative to a potential removal of asbestos-containing insulation at the property and has been delaying the consummation of a foreclosure. However, the Partnership continued to press the lender to proceed with foreclosure in advance of the sale of the property. Because the Partnership has only modest ability to influence these determinations and the speed with which they occur, there can be no assurance as to the timing of these events.

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

     As a result of the December 1999 amendment to the venture agreement referred to above, profits and losses are allocated based on the ratio of distributions (actual distributions plus any distributions deemed to have been made) to the partners, approximately 100% and 77% to the Partnership and 0% and 23% to the venture partner for the six months ended June 30, 2002 and 2001, respectively. For financial reporting and Federal income tax purposes, the venture reported the payments of approximately $346,000 in 2001 for the five monthly payments made before the discontinuing of debt service payments on the obligation referred to above as deemed to be made (and contributed for financial reporting purposes only) to the venture partner.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001.

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

     At June 30, 2002, the Partnership and its consolidated venture had cash and cash equivalents of approximately $3,622,000. Such funds are available for distributions to partners, payment of withholding for taxes upon disposal of the 301 North Main Building and Phillips Building, and working capital requirements. Due to the re-leasing issues at the 301 N. Main Building and Phillips Building, the venture defaulted on its mortgage loan, and the properties will not be a source of future liquidity. In such regard, reference is made to the Partnership's property specific discussions above. The venture's mortgage obligation is a non-recourse loan secured by the investment property and therefore, the Partnership and its venture partner are not personally liable for the payment of the mortgage indebtedness.

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

     The General Partners and their affiliates had deferred payment of certain management and leasing fees of approximately $1,679,000 (approximately $43 per interest) pursuant to the venture agreement for the 301 North Main Building and Phillips Building. Such amounts were deferred until the sale or disposition of the property or upon the termination of the property management agreement. As described more fully in the Notes, in August 2001, a receiver was appointed to take possession of and manage the property and the aforementioned management agreement was terminated. The Partnership also stopped accruing the deferred fees as of that date and such deferred fees became payable to the General Partners. The previously accrued deferred fees were paid to the General Partners in December 2001 from Partnership cash.

     In July 2002, the receiver entered into a contract for sale to sell the 301 North Main and Phillips Buildings to an unaffiliated third party by the end of 2002. However, the sale is subject to various contingencies and therefore, there can be no assurance that such sale will be completed. The Partnership intends to wind up its affairs and terminate as soon as practicable after the sale or other disposition of the property. Though the Partnership anticipates that this will occur in 2002, it may occur even later, depending upon when the lender exercises its remedies with respect to the sale or foreclosure of the property. There is no assurance that any such sale will occur or that the Partnership will be successful in requiring the lender to exercise its remedies promptly.


RESULTS OF OPERATIONS

     The decrease in restricted funds (which represent cash held in the possession of the receiver at the 301 North Main and Phillips Buildings) at June 30, 2002 as compared to December 31, 2001 is primarily due to the timing of payments of cash flow from the receiver to the lender.

     The decrease in prepaid expenses at June 30, 2002 as compared to December 31, 2001 is due to the timing of payment of insurance premiums at the 301 North Main and Phillips buildings.

     The decrease in accounts payable at June 30, 2002 as compared to December 31, 2001 is primarily due to the timing of payment for certain of the professional fees of the Partnership.

     The increase in accrued interest at June 30, 2002 as compared to December 31, 2001 is primarily due to the Partnership's decision to cease making debt service payments as of June 30, 2001, partially offset by the receiver's payments of interest to the lender and also due to the Partnership accruing interest at the default rate of 18% on the mortgage loan of the 301 North Main and Phillips Buildings as of June 1, 2001.

     The increase in accrued real estate taxes at June 30, 2002 as compared to December 31, 2001 is primarily due to the timing of the payment of real estate taxes at the 301 North Main and Phillips Buildings.

     The decrease in rental income for the three and six months ended June 30, 2002 as compared to the same periods in 2001 is primarily due to the decrease in occupancy at the 301 North Main Building.

     The decrease in interest income for the three and six months ended June 30, 2002 as compared to the same periods in 2001 is due to lower interest rates in 2002 and a lower average cash balance due to the distribution of cash flow from operations to the General Partners and Limited Partners in March of 2001.

     The increase in mortgage interest for the three and six months ended June 30, 2002 as compared to the same periods in 2001 is primarily due to the Partnership accruing interest at the default rate of 18% on the mortgage loan of the 301 North Main and Phillips Buildings as of June 1, 2001, as described more fully in the Notes.

     The decrease in depreciation for the three and six months ended
June 30, 2002 as compared to the same periods in 2001 is primarily due to the 301 North Main and Phillips Building being classified as held for sale or disposition as of June 1, 2001, and therefore, no longer being depreciated as of that date.

     The decrease in property operating expenses for the three and six months ended June 30, 2002 as compared to the same periods in 2001 is primarily due to lower occupancy at the 301 N. Main and Phillips buildings in 2002. This resulted in lower expenses for utilities, maintenance and repairs (partially due to the building management team focusing on minimizing costs and only completing necessary projects) and property management and leasing fees.

     The increase in professional services for the three and six months ended June 30, 2002 as compared to the same periods in 2001 is primarily due to increased legal fees related to issues relating to the receivership at the 301 N. Main and Phillips Buildings.

     The decrease in amortization of deferred expenses for the three and six months ended June 30, 2002 as compared to the same periods in 2001 is due to the deferred mortgage expenses for the loan at the 301 N. Main and Phillips buildings becoming fully amortized in 2001 at maturity of the loan.

     The management fees to Managing General Partner for the six months ended June 30, 2001 is a result of the distributions of cash flow from operations to the General Partners and the Limited Partners in March 2001. These management fees are based upon a percentage of the aggregate distribution of cash flow from operations.

     The decrease in general and administrative expenses for the three and six months ended June 30, 2002 as compared to the same periods in 2001 is primarily due to a decrease in certain administrative costs during 2002.

     The decrease in venture partner's share of venture's operations for the three and six months ended June 30, 2002 as compared to the same periods in 2001 is primarily due to the discontinuation of deemed distributions to the venture partner at the 301 N. Main and Phillips Buildings and to the Partnership upon discontinuation of debt service payments and subsequent appointment of the receiver, as described more fully in the Notes. Per the amendment of the venture agreement, profits and losses are allocated to the Partnership and the venture partner based on their proportional share of distributions made or deemed to be made.

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


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Partnership has not made debt service payments on the mortgage note secured by the 301 North Main Building and Phillips Building since June 1, 2001. As a result, the mortgage loan is in default as of June 1, 2001 and matured November 2001. As of June 30, 2002, aggregate amounts due to the lender were approximately $20,517,000 including certain default interest. Reference is made to the subsection entitled "301 North Main Building and Phillips Building" in Notes to the Financial Statements filed with this report for a further discussion of the default under the mortgage note secured by the 301 North Main Building and Phillips Building, which discussion is hereby incorporated herein by reference.


     ITEM 5.  OTHER INFORMATION

                               OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 2002:

                             2001                       2002
                  -------------------------  -------------------------
                    At     At     At    At     At    At     At     At
                   3/31   6/30   9/30 12/31   3/31  6/30   9/30  12/31
                   ----   ----   ---- -----   ----  ----  -----  -----
301 North Main
 Building and
 Phillips Building
  Winston-Salem,
  North Carolina. . 46%    45%    45%   45%     7%    7%

                                PART IV

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

          3-A. The Prospectus of the Partnership dated August 15, 1977, as supplemented September 20, 1977, filed with the Commission pursuant to Rules 424(b) and 424(c), is filed herewith.

          3-B. Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus is filed herewith.

          99. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

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


                JMB INCOME PROPERTIES, LTD. - V

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 12, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: August 12, 2002