Form 10-Q
period 2002-09-30
JMB INCOME PROPERTIES LTD V
filed 2002-11-14
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 2002   Commission file #0-8716




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .    11


Item 4.    Controls and Procedures. . . . . . . . . . . . . .    14



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    14


Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    15


Item 5.    Other Information. . . . . . . . . . . . . . . . .    15


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    16

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                      CONSOLIDATED BALANCE SHEETS

               SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                              (UNAUDITED)


                                ASSETS
                                ------


                                       SEPTEMBER 30,     DECEMBER 31,
                                           2002             2001
                                       -------------     -----------

Current assets:
  Cash and cash equivalents . . . . .    $ 3,622,630       3,741,367
  Restricted funds. . . . . . . . . .         78,535         287,229
  Interest, rents and
    other receivables . . . . . . . .         22,633          14,747
  Prepaid expenses. . . . . . . . . .         99,782          53,056
                                         -----------     -----------
        Total current assets. . . . .      3,823,580       4,096,399
                                         -----------     -----------

Properties held for sale or
  disposition . . . . . . . . . . . .      2,000,000       5,871,962
                                         -----------     -----------

        Total investment properties .      2,000,000       5,871,962

Deferred expenses . . . . . . . . . .         30,208          30,208
                                         -----------     -----------

                                         $ 5,853,788       9,998,569
                                         ===========     ===========

                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                CONSOLIDATED BALANCE SHEETS - CONTINUED



         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------


                                       SEPTEMBER 30,     DECEMBER 31,
                                           2002             2001
                                       -------------     -----------
Current liabilities:
  Current portion of long-term debt .    $18,229,266      18,229,266
  Accounts payable. . . . . . . . . .        329,252         180,754
  Accrued interest. . . . . . . . . .      3,108,177       1,047,226
  Accrued real estate taxes . . . . .        162,608           --
                                         -----------     -----------
        Total current liabilities . .     21,829,303      19,457,246
Tenant security deposits. . . . . . .         28,847          29,721
                                         -----------     -----------
Commitments and contingencies

        Total liabilities . . . . . .     21,858,150      19,486,967

Venture partner's subordinated
  equity in venture . . . . . . . . .     12,752,234      12,752,234

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative net earnings (loss). .      4,049,571       4,245,050
    Cumulative cash distributions . .     (5,922,062)     (5,922,062)
                                         -----------     -----------
                                          (1,871,491)     (1,676,012)
                                         -----------     -----------
  Limited partners (38,505 interests):
    Capital contributions,
      net of offering costs . . . . .     34,926,505      34,926,505
    Cumulative net earnings (loss). .     26,639,104      32,959,589
    Cumulative cash distributions . .    (88,450,714)    (88,450,714)
                                         -----------     -----------
                                         (26,885,105)    (20,564,620)
                                         -----------     -----------
        Total partners' capital
          accounts (deficits) . . . .    (28,756,596)    (22,240,632)
                                         -----------     -----------
                                         $ 5,853,788       9,998,569
                                         ===========     ===========
















     See accompanying notes to consolidated financial statements.

                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                  --------------------------   -------------------------
                                                      2002           2001          2002          2001
                                                   -----------    ----------    ----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $   204,267     1,208,517     1,244,795     3,616,507
  Interest income . . . . . . . . . . . . . . . .       14,886        50,402        47,932       191,517
  Other income. . . . . . . . . . . . . . . . . .       13,000         --           13,000         --
                                                   -----------    ----------    ----------    ----------
                                                       232,153     1,258,919     1,305,727     3,808,024
                                                   -----------    ----------    ----------    ----------
Expenses:
  Mortgage interest . . . . . . . . . . . . . . .      820,317       826,846     2,460,951     1,830,704
  Depreciation. . . . . . . . . . . . . . . . . .        --            --            --          109,698
  Provision for value impairment. . . . . . . . .    3,871,962         --        3,871,962         --
  Property operating expenses . . . . . . . . . .      373,803       616,854     1,331,480     1,789,815
  Professional services . . . . . . . . . . . . .       13,065        18,933        96,833        80,334
  Amortization of deferred expenses . . . . . . .        --            5,272         --           15,815
  Management fees to Managing
    General Partner . . . . . . . . . . . . . . .        --            --            --           64,175
  General and administrative. . . . . . . . . . .       12,454        22,436        60,465        95,659
                                                   -----------    ----------    ----------    ----------
                                                     5,091,601     1,490,341     7,821,691     3,986,200
                                                   -----------    ----------    ----------    ----------
                                                    (4,859,448)     (231,422)   (6,515,964)     (178,176)
Venture partner's share of
  venture's operations. . . . . . . . . . . . . .        --          (41,024)        --         (299,814)
                                                   -----------    ----------    ----------    ----------
       Net earnings (loss). . . . . . . . . . . .  $(4,859,448)     (272,446)   (6,515,964)     (477,990)
                                                   ===========    ==========    ==========    ==========

       Net earnings (loss) per
         limited partnership interest . . . . . .  $   (122.42)        (6.86)      (164.15)       (12.04)
                                                   ===========    ==========    ==========    ==========

       Cash distributions per limited
         partnership interest . . . . . . . . . .  $     --            --            --            30.00
                                                   ===========    ==========    ==========    ==========

                        See accompanying notes to consolidated financial statements.

                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                              (UNAUDITED)



                                              2002            2001
                                           -----------     ----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . .    $(6,515,964)      (477,990)
  Items not requiring (providing)
   cash or cash equivalents:
    Depreciation. . . . . . . . . . . .          --           109,698
    Amortization of deferred expenses .          --            15,815
    Provision for value impairment. . .      3,871,962          --
    Venture partner's share of
      venture's operations. . . . . . .          --           299,814
  Changes in:
    Restricted funds. . . . . . . . . .        208,694       (242,165)
    Interest, rents and other receivables       (7,886)        60,817
    Prepaid expenses. . . . . . . . . .        (46,726)       (36,389)
    Accounts payable. . . . . . . . . .        148,498         49,455
    Accrued interest  . . . . . . . . .      2,060,951        555,882
    Accrued real estate taxes . . . . .        162,608        (62,708)
    Tenant security deposits. . . . . .           (874)         1,900
                                            ----------     ----------
        Net cash provided by (used in)
          operating activities. . . . .       (118,737)       274,129
                                            ----------     ----------

Cash flows from financing activities:
  Principal payments on long-term debt.          --          (178,923)
  Venture partner's contributions to
    venture . . . . . . . . . . . . . .          --           361,905
  Distributions to venture partners . .          --          (415,132)
  Distributions to limited partners . .          --        (1,155,150)
  Distributions to general partners . .          --           (64,175)
                                            ----------     ----------
        Net cash provided by (used in)
          financing activities. . . . .          --        (1,451,475)
                                            ----------     ----------
        Net increase (decrease) in
          cash and cash equivalents . .       (118,737)    (1,177,346)
        Cash and cash equivalents,
          beginning of year . . . . . .      3,741,367      6,691,400
                                            ----------     ----------
        Cash and cash equivalents,
          end of period . . . . . . . .     $3,622,630      5,514,054
                                            ==========     ==========

Supplemental disclosure of cash flow
 information:
    Cash paid for mortgage interest .       $  400,000      1,274,822
                                            ==========     ==========









     See accompanying notes to consolidated financial statements.

                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2002 AND 2001

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

     In accordance with the Partnership's plan to dispose of the property, debt service payments were suspended as of June 1, 2001. As of that date, the property was again identified as held for sale or disposition and accordingly, the property is no longer being depreciated as of that date. The results of operations, net of venture partner's share, for the nine months ended September 30, 2002 and 2001 for this property were $(85,667) and $868,407, respectively.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 2002 and for the nine months ended September 30, 2002 and 2001 were as follows:

                                                         Unpaid at
                                                       September 30,
                                        2002     2001      2002
                                      -------  ------- -------------
Property management and
  leasing fees. . . . . . . . . . .   $  --     45,401       --
Insurance commissions . . . . . . .    12,305   10,026       --
Management fees to Managing
  General Partner . . . . . . . . .      --     64,175       --
                                      -------  -------     ------
                                      $12,305  119,602       --
                                      =======  =======     ======

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

301 NORTH MAIN BUILDING AND PHILLIPS BUILDING

     Occupancy at the 301 N. Main Building (formerly the Wachovia Bank Building) is approximately 10% and the Phillips Building is vacant (approximately 6% combined) as of September 30, 2002. Prior to December 31, 1995, substantially all of the 301 North Main Building was leased to one tenant, the Wachovia Bank. Commencing in the third quarter of 1998 and continuing through mid-1999, the Wachovia Bank vacated substantially all of its space in the 301 North Main Building (approximately 200,000 square feet). The remaining space leased during 2001 to the Wachovia Bank (approximately 8,200 square feet) was leased pursuant to month-to-month leases, and on April 30, 2001 the Wachovia Bank vacated this space. Wachovia Bank, which had leased the entire Phillips Building, vacated its space upon the expiration of its leases (approximately 178,700 square feet in January 2002 and approximately 90,000 square feet in February 2002).

     The venture had been marketing space in the 301 North Main Building and the Phillips Building to prospective replacement tenants but was not successful in its efforts due to the lack of large space users in this market. Re-leasing the vacant space in the buildings would require major renovation to the buildings as well as significant tenant improvements which, in turn, would be contingent upon the Partnership obtaining financing for these tenant replacement costs. The Partnership therefore determined not to commit any additional funds to the property due to the low likelihood of achieving a return on such funds. As a result, the Partnership decided not to continue making debt service payments as of June 1, 2001. The mortgage loan went into default as of June 1, 2001 and matured in November 2001, and in accordance with default provisions of the mortgage loan agreement, the Partnership has recorded interest upon the loan balance at the default rate of 18% per annum commencing June 1, 2001. However, as the loan is non-recourse to the Partnership, it is not expected that any accrued interest will be satisfied out of assets other than the property. In early August 2001, the lender notified the Partnership that a receiver was appointed to take possession of and manage the property.

     The Partnership is currently monitoring the efforts of the lender and the receiver to transfer title to the property to either the lender or a third party, and is taking such actions as it believes will accomplish this result at the earliest possible time while minimizing any liability for the Partnership. The lender has also been reviewing its options relative to a potential removal of asbestos-containing insulation at the property and has been delaying the consummation of a foreclosure. However, the Partnership continues to request of the lender to proceed with foreclosure in advance of the sale of the property. Because the Partnership has only modest ability to influence these determinations and the speed with which they occur, there can be no assurance as to the timing of these events. When a disposition of the property is completed, the Partnership will then proceed to liquidate its affairs barring unforseen circumstances. It is very unlikely that the property will be disposed of in 2002.

     In July 2002, the receiver entered into a contract for sale to sell the property to an unaffiliated third party by the end of 2002. The proposed purchase price pursuant to this offer was in excess of the carrying value of the property. However, the sale was subject to various contingencies and therefore, there was no assurance that such sale would be completed. The potential buyer opted to terminate the sale agreement in September 2002.

     In October 2002, the Partnership became aware of an offer from an unaffiliated third party to purchase the property for $2 million. The lender is currently evaluating this offer and the Partnership is unable to determine the lender's response, if any, to the offer. Further, the offer contains numerous contingencies and there can be no assurance that a sale contract would be finalized or that a transaction would result under the proposed terms or any other terms. However, as a matter of prudent accounting practice, and in recognition that the property has not yet been sold despite more than two years of marketing, the Partnership has recorded a provision for value impairment of $3,871,962 in order to reduce the carrying value of the property to $2 million.

     The transfer of title to the property under the scenarios discussed above would result in a gain for financial reporting and Federal and state income tax purposes (due to the debt secured by the property being greater than its carrying value) with no corresponding distributable proceeds. Additionally, the Partnership will be required to remit to the state tax authorities withholding for income taxes due as a result of the sale of the properties or its surrender to the mortgage lender. This withholding amount is currently estimated to be approximately $650,000.

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

     As a result of the December 1999 amendment to the venture agreement referred to above, profits and losses are allocated based on the ratio of distributions (actual distributions plus any distributions deemed to have been made) to the partners, approximately 100% and 74% to the Partnership and 0% and 26% to the venture partner for the nine months ended
September 30, 2002 and 2001, respectively. For financial reporting and Federal income tax purposes, the venture reported the payments of approximately $346,000 in 2001 for the five monthly payments made before the discontinuing of debt service payments on the obligation referred to above as deemed to be made (and contributed for financial reporting purposes only) to the venture partner.


ADJUSTMENTS

     Subject to the appropriateness of the financial information provided by the receiver of the property as to rental income and property operating expenses, and also subject to the fact that it is the lender (not the Partnership) that determines fair value of the property through its authority to enter into a sale transaction, in the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001.

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

     At September 30, 2002, the Partnership and its consolidated venture had cash and cash equivalents of approximately $3,623,000. Such funds are available for distributions to partners, payment of withholding for taxes upon disposal of the 301 North Main Building and Phillips Building, and working capital requirements. Due to the re-leasing issues at the 301 N. Main Building and Phillips Building, the venture defaulted on its mortgage loan, and the properties will not be a source of future liquidity. In such regard, reference is made to the Partnership's property specific discussions above. The venture's mortgage obligation is a non-recourse loan secured by the investment property and therefore, the Partnership and its venture partner are not personally liable for the payment of the mortgage indebtedness.

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

     In July 2002, the receiver entered into a contract for sale to sell the 301 North Main and Phillips Buildings to an unaffiliated third party by the end of 2002. However, the sale was subject to various contingencies and therefore, there was no assurance that such sale would be completed. The potential buyer opted to terminate the sale agreement in September 2002. The Partnership intends to wind up its affairs and terminate as soon as practicable after the sale or other disposition of the property barring unforseen circumstances. As the timing depends upon when the lender exercises its remedies with respect to foreclosure of the property or a sale of the loan or of the property, it is unlikely this will occur in 2002. There is no assurance that any such sale will occur or that the Partnership will be successful in requesting the lender to exercise its remedies promptly.

     The receiver had been marketing the property for sale. After the contract for sale that had previously been entered into was terminated, the lender notified the venture that it was examining its alternatives with respect to the property. The Partnership is not aware that any marketing efforts are continuing. Although it is not clear what the lender's course of action will be, the venture has been notified that the lender is in the process of obtaining an appraisal of the property and examining the cost to remediate the asbestos in the building. The lender may also be examining other potential environmental issues. Finally, the lender may sell its loan rather than effect a foreclosure or attempt to sell the property to a third party, which would extend the period of time needed for the property to be sold and for the Partnership to be wound up. Given the non-recourse nature of both the loan and the indemnities provided by the venture in connection therewith, the Partnership does not believe (although there can be no assurance in that regard) that any of these efforts are likely to increase liabilities to the Partnership or the venture with respect to the property. However, the venture and the Partnership continue to expend resources to monitor these efforts and continue in existence. Furthermore, the court overseeing the receivership may not permit the receivership to continue indefinitely considering that the lender has not moved toward foreclosure as it had represented to the court that it would. As reported earlier, title to the property is held by 301 Main, LLC, which is substantially without assets other than the property. In the event that the receivership is terminated by the Court, there may be no entity that is willing and capable of continuing to operate the property, which may cause third-party claims to arise against the property and further prolong the period until the property is sold. In order to avoid such a scenario, the Partnership has begun to explore certain alternatives with the goal of effecting a faster resolution of these matters. It is not currently known whether any such alternatives shall prove desirable, or if pursued, whether they will achieve the intended result.

RESULTS OF OPERATIONS

     The decrease in restricted funds (which represent cash held in the possession of the receiver at the 301 North Main and Phillips Buildings) at September 30, 2002 as compared to December 31, 2001 is primarily due to lower occupancy (resulting in lower revenues) at the 301 North Main and Phillips Buildings and the timing of payments of cash flow from the receiver to the lender partially offset by a cash advance made by the lender for operating expenses at the property.

     The increase in prepaid expenses at September 30, 2002 as compared to December 31, 2001 is due to the timing of payment of insurance premiums at the 301 North Main and Phillips Buildings.

     The decrease in properties held for sale or disposition at September 30, 2002 as compared to December 31, 2001 and the corresponding provision for value impairment for the three and nine months ended September 30, 2002 is the result of the reduction in net carrying value of the 301 N. Main and Phillips Buildings to $2,000,000 in the third quarter of 2002.

     The increase in accounts payable at September 30, 2002 as compared to December 31, 2001 is primarily due to a cash advance made by the lender for operating expenses at the property.

     The increase in accrued interest at September 30, 2002 as compared to December 31, 2001 is primarily due to the Partnership's decision to cease making debt service payments as of September 30, 2001, partially offset by the receiver's payments of interest to the lender and also due to the Partnership accruing interest at the default rate of 18% on the mortgage loan of the 301 North Main and Phillips Buildings as of June 1, 2001.

     The increase in accrued real estate taxes at September 30, 2002 as compared to December 31, 2001 is primarily due to the timing of the payment of real estate taxes at the 301 North Main and Phillips Buildings.

     The decrease in rental income for the three and nine months ended September 30, 2002 as compared to the same periods in 2001 is primarily due to the decrease in occupancy at the 301 North Main and Phillips Buildings.

     The decrease in interest income for the three and nine months ended September 30, 2002 as compared to the same periods in 2001 is due to lower interest rates in 2002 and a lower average cash balance due to the distribution of cash flow from operations to the General Partners and Limited Partners in March of 2001.

     The other income for the three and nine months ended September 30, 2002 represents the return to the Partnership of a payroll imprest fund related to a formerly owned property in the third quarter of 2002.

     The increase in mortgage interest for the nine months ended
September 30, 2002 as compared to the same period in 2001 is primarily due to the Partnership accruing interest at the default rate of 18% on the mortgage loan of the 301 North Main and Phillips Buildings as of June 1, 2001, as described more fully in the Notes.

     The decrease in depreciation for the nine months ended September 30, 2002 as compared to the same period in 2001 is primarily due to the 301 North Main and Phillips Buildings being classified as held for sale or disposition as of June 1, 2001, and therefore, no longer being depreciated as of that date.

     The decrease in property operating expenses for the three and nine months ended September 30, 2002 as compared to the same periods in 2001 is primarily due to lower occupancy at the 301 N. Main and Phillips buildings in 2002. This resulted in lower expenses for utilities, maintenance and repairs (partially due to the building management team focusing on minimizing costs and only completing necessary projects) and property management and leasing fees.

     The increase in professional services for the nine months ended September 30, 2002 as compared to the same periods in 2001 is primarily due to increased legal fees related to issues relating to the receivership at the 301 N. Main and Phillips Buildings and higher fees for accounting services in 2002.

     The decrease in amortization of deferred expenses for the three and nine months ended September 30, 2002 as compared to the same periods in 2001 is due to the deferred mortgage expenses for the loan at the 301 N. Main and Phillips buildings becoming fully amortized in 2001 at maturity of the loan.

     The management fees to Managing General Partner for the nine months ended September 30, 2001 is a result of the distribution of cash flow from operations to the General Partners and the Limited Partners in March 2001. These management fees are based upon a percentage of the aggregate distribution of cash flow from operations.

     The decrease in general and administrative expenses for the three and nine months ended September 30, 2002 as compared to the same periods in 2001 is primarily due to a decrease in certain administrative costs during 2002.

     The decrease in venture partner's share of venture's operations for the three and nine months ended September 30, 2002 as compared to the same periods in 2001 is primarily due to the discontinuation of deemed distributions to the venture partner at the 301 N. Main and Phillips Buildings and to the Partnership upon discontinuation of debt service payments and subsequent appointment of the receiver, as described more fully in the Notes. Per the amendment of the venture agreement, profits and losses are allocated to the Partnership and the venture partner based on their proportional share of distributions made or deemed to be made.

     ITEM 4.  CONTROLS AND PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act") promulgated thereunder, the principal executive officer and the principal financial officer of the Partnership have evaluated the effectiveness of the Partnership's disclosure controls and procedures (which do not include those of the receiver or the lender of the 301 North Main Building and Phillips Building) as of a date within 90 days prior to the date of the filing of this report (the "Evaluation Date") with the Securities and Exchange Commission ("SEC"). Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Partnership's disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in this report was recorded, processed, summarized and reported within the time period specified in the applicable SEC rules and form for this report.

Furthermore, there have been no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



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

     On August 6, 2001, the Court entered an order appointing a temporary receiver for the Property. Subsequently, the Venture entered into negotiations with the receiver and State Street in order to avoid a contested final hearing. As a result of such negotiations, in consideration for, among other things, the right to petition for a hearing from and after April 2002 if the Noteholder failed to diligently pursue foreclosure and for a provision limiting the liability of the Venture in all contracts relating to the Property, the Venture decided not to contest the final hearing at which the order making the appointment of the receiver was made permanent, and such order was entered on November 13, 2001. As a result, the Venture no longer has possession or control of the Property. The receiver had been marketing the property for sale. After the contract for sale that had previously been entered into was terminated, the lender notified the venture that it was examining its alternatives with respect to the property. The Partnership is not aware that any marketing efforts are continuing. Although it is not clear what the lender's course of action will be, the venture has been notified that the lender is in the process of obtaining an appraisal of the property and examining the cost to remediate the asbestos in the building. The lender may also be examining other potential environmental issues. Finally, the lender may sell its loan rather than effect a foreclosure or attempt to sell the property to a third party, which would extend the period of time needed for the property to be sold and for the Partnership to be wound up. Given the non-recourse nature of both the loan and the indemnities provided by the venture in connection therewith, the Partnership does not believe (although there can be no assurance in that regard) that any of these efforts are likely to increase liabilities to the Partnership or the venture with respect to the property.

However, the venture and the Partnership continue to expend resources to monitor these efforts and continue in existence. Furthermore, the court overseeing the receivership may not permit the receivership to continue indefinitely considering that the lender has not moved toward foreclosure as it had represented to the court that it would. As reported earlier, title to the property is held by 301 Main, LLC, which is substantially without assets other than the property. In the event that the receivership is terminated by the Court, there may be no entity that is willing and capable of continuing to operate the property, which may cause third-party claims to arise against the property and further prolong the period until the property is sold. In order to avoid such a scenario, the Partnership has begun to explore certain alternatives with the goal of effecting a faster resolution of these matters. It is not currently known whether any such alternatives shall prove desirable, or if pursued, whether they will achieve the intended result.

     The Partnership is not subject to any other material legal proceedings.


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Partnership has not made debt service payments on the mortgage note secured by the 301 North Main Building and Phillips Building since June 1, 2001. As a result, the mortgage loan is in default as of June 1, 2001 and matured November 2001. As of September 30, 2002, aggregate amounts due to the lender were approximately $21,337,000 including certain default interest. Reference is made to the subsection entitled "301 North Main Building and Phillips Building" in Notes to the Financial Statements filed with this report for a further discussion of the default under the mortgage note secured by the 301 North Main Building and Phillips Building, which discussion is hereby incorporated herein by reference.


     ITEM 5.  OTHER INFORMATION

                               OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 2002:

                             2001                       2002
                  -------------------------  -------------------------
                    At     At     At    At     At    At     At     At
                   3/31   6/30   9/30 12/31   3/31  6/30   9/30  12/31
                   ----   ----   ---- -----   ----  ----  -----  -----
301 North Main
 Building and
 Phillips Building
  Winston-Salem,
  North Carolina. . 46%    45%    45%   45%     7%    7%     6%

                                PART IV

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

          3-A.     The Prospectus of the Partnership dated August 15,
1977, as supplemented September 20, 1977, filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference to the Partnership's Report for June 30, 2002 on Form 10-Q (File No. 0-8716) dated August 12, 2002.

          3-B.     Amended and Restated Agreement of Limited Partnership
set forth as Exhibit A to the Prospectus is hereby incorporated herein by reference to the Partnership's Report for June 30, 2002 on Form 10-Q (File No. 0-8716) dated August 12, 2002.

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


                JMB INCOME PROPERTIES, LTD. - V

                BY:   JMB Realty Corporation
                      (Managing General Partner)


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 14, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: November 14, 2002




                            CERTIFICATIONS
                            --------------

I, H. Rigel Barber, certify that:

1. I have reviewed this quarterly report on Form 10-Q of JMB Income Properties, Ltd. - V;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:November 14, 2002

                            /s/ H. Rigel Barber
                            ----------------------------
                            Principal Executive Officer




                            CERTIFICATIONS
                            --------------

I, Gailen J. Hull, certify that:

1. I have reviewed this quarterly report on Form 10-Q of JMB Income Properties, Ltd. - V;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:November 14, 2002

                            /s/ Gailen J. Hull
                            ----------------------------
                            Principal Accounting Officer