Form 10-K
period 2002-12-31
JMB INCOME PROPERTIES LTD V
filed 2003-03-31
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 2002              Commission file number 0-8716


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [   ]  No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable.

Documents incorporated by reference:  None

                           TABLE OF CONTENTS



                                                          Page
                                                          ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   5

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   7

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   7


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .   8

Item 6.      Selected Financial Data. . . . . . . . . . .   9

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  13

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  18

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  19

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  40


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  40

Item 11.     Executive Compensation . . . . . . . . . . .  43

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management and Related
             Security Holder Matters. . . . . . . . . . .  44

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  47

Item 14.     Controls and Procedures. . . . . . . . . . .  47


PART IV

Item 15.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  48


SIGNATURES and CERTIFICATIONS . . . . . . . . . . . . . .  49

                                PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, JMB Income Properties, Ltd. - V (the "Partnership") is a limited partnership formed in 1976 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. The Partnership sold $38,500,000, in Limited Partnership Interests (the "Interests") to the public commencing on August 15, 1977 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-58026). A total of 38,500 Interests were sold to the public at $1,000 per Interest. The offering closed on September 30, 1977. No Limited Partner has made any additional capital contributions after such date. The Limited Partners of the Partnership share in their portion of the Partnership's real property investments according to the number of Interests held.

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

     The Partnership has made the real property investments set forth in the following table:

                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 2002,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION                SIZE      PURCHASE  CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP
----------------------       ----------   --------  ----------------------       ---------------------
1. 301 N. Main Building
    (formerly Wachovia
    Bank Building)
    and Phillips Building
    office buildings
    Winston-Salem,
    North Carolina. . .        692,000     1-31-77             27%               fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership)
                                                                                 (b) (c) (d) (e)
2. Bristol Mall
    shopping center
    Bristol, Virginia .        488,000     8-31-77          2-17-99              fee ownership of land and
                               sq. ft.                                           improvements
                               g.l.a.
3. Catawba Mall
    shopping center
    Hickory,
    North Carolina. . .        260,500     1-30-78       sold 9-26-83            fee ownership of improve-
                               sq.ft.                  reacquired 8-8-89         ments and ground leasehold
                               g.l.a.                    sold 5-23-91            interest in land
4. Five Points Plaza
    shopping center
    Valdosta, Georgia .        178,000     1-30-78          6-16-86              fee ownership of land and
                               sq.ft.                                             improvements
                               g.l.a.
5. Northcross Mall
    shopping center
    Austin, Texas . . .        289,000     1-31-78          2-18-88              fee ownership of land and
                               sq.ft.                                             improvements (through
                               g.l.a.                                             joint venture partnership)
6. South DeKalb Mall
    shopping center
    Decatur, Georgia. .        326,000     7-28-78          6-30-86              fee ownership of land and
                               sq.ft.                                             improvements (through
                               g.l.a.                                             joint venture partnership)
7. Edgewater
    shopping center
    Foster City,
    California. . . . .        114,000     9-22-78          3-31-86              fee ownership of land and
                               sq.ft.                                             improvements (through
                               g.l.a.                                             joint venture partnership)





                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 2002,
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
                               sq.ft.                                             improvements
                               n.r.a.





---------------

(a) The computation of this percentage for the property held at December 31, 2002 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

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




     Reference is made to Item 7 below for a discussion of competitive conditions impacting the Partnership's investment property, as well as the determination of the Partnership not to devote further funds to such investment property and the appointment of a receiver to manage such property on behalf of the lender. Approximate occupancy levels for the property, based on information received from the receiver since the third quarter of 2001, are set forth in the table in Item 2 below to which reference is hereby made. In the opinion of the Managing General Partner of the Partnership, the investment property held at December 31, 2002 is adequately insured.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's property as of December 31, 2002.

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

     The following is a listing of principal business carried on in and approximate occupancy levels by quarter during fiscal years 2002 and 2001 for the Partnership's investment property owned during 2002:

                                                             2001                      2002
                                                   ------------------------- -------------------------
                               Principal             At    At     At     At    At     At    At     At
                               Business             3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ----------           ----  ----   ----  -----  ----   ---- -----  -----
301 North Main Building
  and Phillips Building
  Winston-Salem,
  North Carolina. . . . . . .  Banking               46%   45%    45%    45%    7%     7%    6%     6%

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

     On August 6, 2001, the Court entered an order appointing a temporary receiver for the Property. Subsequently, the Venture entered into negotiations with the receiver and State Street in order to avoid a contested final hearing. As a result of such negotiations, in consideration for, among other things, the right to petition for a hearing from and after April 2002 if the Noteholder failed to diligently pursue foreclosure and for a provision limiting the liability of the Venture in all contracts relating to the Property, the Venture decided not to contest the final hearing at which the order making the appointment of the receiver was made permanent, and such order was entered on November 13, 2001. As a result, the Venture no longer has possession or control of the Property. The receiver had been marketing the property for sale. After the contract for sale that had previously been entered into was terminated, the lender notified the Venture that it was examining its alternatives with respect to the property. Subsequent to the end of the year, the Venture was notified that the lender began marketing its mortgage loan for sale. The Venture has been advised that the lender sold the loan to a third party on March 17, 2003. The Venture has been contacted by the new third party lender and is currently in discussions with the goal of having the new lender take title to the property as soon as practicable. Although we expect the new third party lender to move to take title to the property in a timely manner, we have no assurance that this will be the case.

     Given the non-recourse nature of both the loan and the indemnities provided by the venture in connection therewith, the Partnership does not believe (although there can be no assurance in that regard) that any of these efforts are likely to increase liabilities to the Partnership or the Venture with respect to the property. However, the Venture and the Partnership continue to expend resources to monitor these efforts and continue in existence. In the event that the successor lender does not promptly move to take title to the Property, the court overseeing the receivership may not permit the receivership to continue indefinitely considering that the lender has not moved toward foreclosure as it had represented to the court that it would. Title to the property is held by 301 Main, LLC, which is substantially without assets other than the property. In the event that the receivership is terminated by the Court, there may be no entity that is willing and capable of continuing to operate the property, which may cause third-party claims to arise against the property and further prolong the period until the property is sold.

     The Partnership is not subject to any other material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 2001 and 2002.

                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of January 1, 2003, there were 2,488 record holders of Interests in the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Consequently, a holder may not be able to sell or otherwise liquidate his Interests.
Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the Investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                 DECEMBER 31, 2002, 2001, 2000, 1999 AND 1998
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                                    2002          2001         2000           1999          1998
                                -----------   -----------   -----------    ----------    ----------
Total income. . . . . . . . .   $ 1,547,875     5,025,881     5,384,272     6,110,138    11,306,958
                                ===========   ===========    ==========    ==========    ==========
Earnings (loss) before gain
 on sale of investment
 property and extraordinary
 item . . . . . . . . . . . .   $(3,413,805)     (748,572)      114,305      (297,683)    2,615,329
Gain on sale of investment
 property . . . . . . . . . .         --            --            --        5,998,474         --
Extraordinary item. . . . . .         --            --            --         (174,784)        --
                                -----------   -----------    ----------    ----------    ----------
Net earnings (loss) . . . . .   $(3,413,805)     (748,572)      114,305     5,526,007     2,615,329
                                ===========   ===========    ==========    ==========    ==========
Net earnings (loss) per
 limited partner interest (b):
   Earnings (loss) before
     gain on sale of invest-
     ment property and
     extraordinary item . . .   $    (86.21)       (18.86)         2.88         (7.50)        65.88
   Gain on sale of invest-
     ment property. . . . . .         --            --            --            84.68         --
   Extraordinary item . . . .         --            --            --            (4.49)        --
                                -----------   -----------    ----------    ----------    ----------
    Net earnings (loss) . . .   $    (86.21)       (18.86)         2.88         72.69         65.88
                                ===========   ===========    ==========    ==========    ==========
Total assets. . . . . . . . .   $ 5,762,974     9,998,569    12,858,839    12,745,693    32,600,089
Long-term debt. . . . . . . .   $     --            --            --       18,408,189    23,219,926
Cash distributions per
 Limited Partner
 Interest (c) . . . . . . . .   $     --            30.00         10.55        376.71          3.03
                                ===========   ===========    ==========    ==========    ==========





---------------

(a) The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

(b) The net earnings (loss) per Interest is based upon the Interests outstanding at the end of each period.

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



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 2001



Property
--------

301 N. Main
Building and
Phillips Building  a)   The net rentable area ("NRA")
                        occupancy rate and average
                        base rent per square foot as of
                        December 31 for each of the last
                        five years were as follows:

                                                    NRA             Avg. Base Rent Per
                         December 31,          Occupancy Rate       Square Foot (1)
                         ------------          --------------       ------------------
                         1998                     56%                10.61
                         1999                     46%                 7.28
                         2000                     46%                 6.40
                         2001                     45%                 6.46
                         2002                      6%                10.88

                         (1)  Average base rent per square foot is based on NRA occupied as of December 31 of each year.

                                                                Base Rent  Scheduled Lease Lease
                   b)     Significant Tenants      Square Feet  Per Annum  Expiration Date Renewal Option(s)
                          -------------------      -----------  ---------  --------------- -----------------
                          None




                   c)     The following table sets forth certain
                          information with respect to the expiration of leases for the next ten years at the 301 N. Main Building and Phillips Building:

                                                                            Annualized        Percent of
                                           Number of        Approx. Total   Base Rent         Total 2002
                          Year Ending      Expiring         NRA of Expiring of Expiring       Base Rent
                          December 31,     Leases           Leases (1)      Leases            Expiring
                          ------------     ---------        --------------- -----------       ----------
                            2003               7                33,159         389,772            54%
                            2004               1                 4,016          44,176             6%
                            2005              --                 --              --               --
                            2006              --                 --              --               --
                            2007              --                 --              --               --
                            2008              --                 --              --               --
                            2009               1                 3,013          24,104             3%
                            2010              --                 --              --               --
                            2011              --                 --              --               --
                            2012              --                 --              --               --

                            (1) Excludes leases that expire in 2003 for which renewal leases or leases with replacement tenants have been executed as of February 1, 2003.

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

     At December 31, 2002, the Partnership had cash and cash equivalents of approximately $3,581,000. Such funds are available for distributions to partners, payment of withholding for taxes upon disposal of the 301 North Main Building and Phillips Building, and working capital requirements. Due to the re-leasing issues at the 301 N. Main Building and Phillips Building the venture defaulted on its mortgage loan as of June 1, 2001, and the properties will not be a source of future liquidity. In such regard, reference is made to the Partnership's property specific discussions below.

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

     The General Partners and their affiliates had deferred payment of certain management and leasing fees of approximately $1,679,000 (approxi-mately $43 per interest) pursuant to the venture agreement for the 301 North Main Building and Phillips Building. Such amounts were deferred until the sale or disposition of the property or upon termination of the property management agreement. As described more fully in the Notes, in August 2001, a receiver was appointed to take possession of and manage the property. Therefore, the Partnership stopped accruing the deferred fees as of that date and the aforementioned management agreement was terminated. The Partnership also stopped accruing the deferred fees as of that date and such deferred fees became payable to the General Partners. The previously deferred fees were paid to the General Partners in December 2001 from Partnership cash.


301 NORTH MAIN BUILDING AND PHILLIPS BUILDING

     Based on information received from the receiver, occupancy at the 301
N. Main Building (formerly the Wachovia Bank Building) is approximately 10% and the Phillips Building is vacant (approximately 6% combined) as of December 31, 2002. Prior to December 31, 1995, substantially all of the 301 North Main Building was leased to one tenant, the Wachovia Bank. Commencing in the third quarter of 1998 and continuing through mid-1999, the Wachovia Bank vacated substantially all of its space in the 301 North Main Building (approximately 200,000 square feet). The remaining space leased during 2001 to the Wachovia Bank (approximately 8,200 square feet) was leased pursuant to month-to-month leases, and on April 30, 2001 the Wachovia Bank vacated this space. Wachovia Bank, which had also leased the entire Phillips Building, vacated its space upon the expiration of its leases (approximately 178,700 square feet in January 2002 and approximately 90,000 square feet in February 2002).

     Prior to June 1, 2001, the venture had been marketing space in the 301 North Main Building and the Phillips Building to prospective replacement tenants but was not successful in its efforts due to the lack of large space users in this market. Re-leasing the vacant space in the buildings would require major renovation to the buildings as well as significant tenant improvements which, in turn, would be contingent upon the Partnership obtaining financing for these tenant replacement costs. The Partnership therefore determined not to commit any additional funds to the property due to the low likelihood of achieving a return on such funds. As a result, the Partnership decided not to continue making debt service payments as of June 1, 2001. The mortgage loan went into default as of June 1, 2001 and matured in November 2001, and in accordance with default provisions of the mortgage loan agreement, the Partnership has recorded interest upon the loan balance at the default rate of 18% per annum commencing June 1, 2001. However, as the loan is non-recourse to the Partnership, it is not expected that any accrued interest will be satisfied out of assets other than the property. In early August 2001, the lender notified the Partnership that a receiver was appointed to take possession of and manage the property.

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

     In October 2002, the Partnership became aware of an offer from an unaffiliated third party to purchase the property for $2 million. The lender did not pursue this offer, however, as a matter of prudent accounting practice, and in recognition that the property has not yet been sold despite continued efforts to do so, the Partnership has recorded a provision for value impairment of $3,871,962 in order to reduce the carrying value of the property to approximately $2 million.

     Subsequent to the end of the year, the Venture was notified that the lender was marketing its mortgage loan for sale. The Venture has been advised that the lender sold the loan to a third party on March 17, 2003. The Venture has been contacted by the new third party lender and is currently in discussions with the goal of having the new lender take title to the property as soon as practicable. Although the Partnership expects the new third party lender to take title to the property in a timely manner, the Partnership has no assurance that this will be the case. The Partnership will monitor the efforts of the new lender and the receiver to transfer title to the property to either the new lender or a third party, and will take such actions as it believes will accomplish this result at the earliest possible time while minimizing any liability for the Partnership. Because the Partnership has only modest ability to influence these determinations and the speed with which they occur, there can be no assurance as to the timing of these events. When a disposition of the property is completed, the Partnership will then proceed to liquidate its affairs barring unforseen circumstances.

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

     As a result of the December 1999 amendment to the venture agreement referred to above, profits and losses generally are allocated based on the ratio of distributions (actual distributions plus any distributions deemed to have been made) to the partners. During 2001, 87% and 13% of the profits recognized were allocated to the Partnership and the venture partner, respectively. At December 31, 2002, 100% of the losses recognized during 2002 have been allocated to the venture partner for financial reporting purposes. For financial reporting and Federal income tax purposes, the venture reported the payments of approximately $346,000 in 2001 for the five monthly payments made before the discontinuing of debt service payments on the obligation referred to above as deemed to be made (and contributed for financial reporting purposes only) to the venture partner.

RESULTS OF OPERATIONS

     The decrease in restricted funds (which represent cash held in the possession of the receiver at the 301 North Main and Phillips Buildings) at December 31, 2002 as compared to December 31, 2001 is primarily due to lower occupancy (resulting in lower revenues) at the 301 North Main and Phillips Buildings and the timing of payments of cash flow from the receiver to the lender partially offset by cash advances made by the lender for operating expenses at the property.

     The increase in interest, rents and other receivables at December 31, 2002 as compared to December 31, 2001 is primarily due to the timing of receipt of rental revenues at the 301 North Main Building.

     The increase in prepaid expenses at December 31, 2002 as compared to December 31, 2001 is due to an increase in insurance premiums at the 301 North Main and Phillips buildings.

     The decrease in properties held for sale or disposition at December 31, 2002 as compared to December 31, 2001 and the corresponding provision for value impairment for the year ended December 31, 2002 is the result of the reduction in net carrying value of the 301 N. Main and Phillips Buildings to $2,000,000 in the third quarter of 2002.

     The decrease in accounts payable at December 31, 2002 as compared to December 31, 2001 is primarily due to the timing of payment for certain operating expenses at the 301 N. Main Building and Phillips Building as well as at the Partnership.

     The increase in advances from lender at December 31, 2002 as compared to December 31, 2001 is due to cash advances made by the lender to the property to fund operating deficits at the property. There is no recourse to the Partnership for these advances.

     The increase in accrued interest at December 31, 2002 as compared to December 31, 2001 and the corresponding increase in mortgage and other interest for the years ended December 31, 2002 and 2001 as compared to the same periods in 2001 and 2000, respectively, is primarily due to the Partnership's decision to cease making debt service payments as of June 2001, which resulted in the Partnership accruing interest at the default rate of 18% on the mortgage loan of the 301 North Main and Phillips Buildings as of June 1, 2001. The increase in accrued interest at December 31, 2002 as compared to December 31, 2001 is partially offset by the receiver's payment of $400,000 of interest from cash flow to the lender in the second quarter of 2002.

     The decrease in venture partner's subordinated equity in venture for the year ended December 31, 2002 as compared to the year ended December 31, 2001 is due to the allocation to the venture partner of 100% of loss recognized during 2002 at the 301 N. Main Building and Phillips Building at December 31, 2002.

     The decrease in rental income for the year ended December 31, 2002 as compared to the same periods in 2001 and 2000 is primarily due to the decrease in occupancy at the 301 North Main and Phillips Buildings.

     The decrease in interest income for the year ended December 31, 2002 as compared to the same period in 2001 is due to lower interest rates in 2002 and a lower average cash balance due to the December 2001 payment of deferred management fees by the Partnership and the distribution of cash flow from operations to the General Partners and Limited Partners in March of 2001. The decrease in interest income for the year ended December 31, 2001 as compared to the same period in 2000 is due to lower interest rates in 2001 and a lower average cash balance due to distributions of cash flow from operations to the General Partners and Limited Partners in August of 2000 and March of 2001.

     The other income for the year ended December 31, 2002 represents the return to the Partnership of a payroll imprest fund related to a formerly owned property in the third quarter of 2002.

     The decrease in depreciation for the year ended December 31, 2002 as compared to the same period in 2001 and for the year ended December 31, 2001 as compared to the same period in 2000 is primarily due to the 301 North Main and Phillips Buildings being classified as held for sale or disposition as of June 1, 2001, and therefore, no longer being depreciated as of that date.

     The decrease in property operating expenses for the year ended December 31, 2002 as compared to the same periods in 2001 and 2000 is primarily due to lower occupancy at the 301 N. Main and Phillips buildings in 2002. This resulted in lower expenses for utilities, maintenance and repairs (partially due to the building management team focusing on minimizing costs and only completing necessary projects) and property management and leasing fees.

     The increase in professional services for the years ended December 31, 2002 and December 31, 2001 as compared to the same period in 2000 is primarily due to increased legal and other professional fees related to issues relating to the receivership at the 301 N. Main and Phillips Buildings and the default issues on the debt secured by the buildings, and also partially due to higher fees for accounting services in 2002.

     The decrease in amortization of deferred expenses for the year ended December 31, 2002 as compared to the same periods in 2001 and 2000 is due to the deferred mortgage expenses for the loan at the 301 N. Main and Phillips buildings becoming fully amortized in 2001 at maturity of the loan.

     The management fees to Corporate General Partner for the years ended December 31, 2001 and December 31, 2000 are a result of the distributions of cash flow from operations to the General Partners and the Limited Partners in March 2001 and August 2000. These management fees are based upon a percentage of the aggregate distribution of cash flow from operations.

     The increase in venture partner's share of venture's operations for the year ended December 31, 2002 as compared to the year ended December 31, 2001 is due to the allocation to the venture partner of 100% of the loss recognized during 2002 at the 301 N. Main Building and Phillips Building at December 31, 2002. The decrease in venture partner's share of venture's operations for the year ended December 31, 2001 as compared to the year ended December 31, 2000 is primarily due to the discontinuation of deemed distributions to the venture partner at the 301 N. Main Building and Phillips Building and to the Partnership upon discontinuation of debt service payments and subsequent appointment of the receiver during 2001, as described more fully in the Notes. Per the amendment of the venture agreement, profits and losses are generally allocated to the Partnership and the venture partner based on their proportional share of distributions made or deemed to be made.

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

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are both significant to the overall presentation of the Partnership's financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to the carrying amount of property and recoverable amounts of receivables. Actual results could differ from those estimates. The Partnership's critical accounting policies have not changed during 2002.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Because the Partnership's long-term debt bears interest at a fixed rate and is non-recourse to the Partnership, the Partnership does not believe that it is exposed to market risk relating to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                                 INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 2002 and 2001

Consolidated Statements of Operations, years ended December 31,
  2002, 2001 and 2000

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows, years ended December 31,
  2002, 2001 and 2000

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - V and consolidated venture at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.









                                                KPMG LLP


Chicago, Illinois
March 21, 2003


                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 2002 AND 2001

                                                   ASSETS
                                                   ------
                                                                            2002              2001
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $  3,581,097        3,741,367
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . .         74,370          287,229
  Interest, rents and other receivables . . . . . . . . . . . . . . .         30,383           14,747
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         65,181           53,056
                                                                        ------------      -----------
          Total current assets. . . . . . . . . . . . . . . . . . . .      3,751,031        4,096,399
                                                                        ------------      -----------

Property held for sale or disposition - Schedule III: . . . . . . . .      2,011,943        5,871,962
                                                                        ------------      -----------
          Total investment property . . . . . . . . . . . . . . . . .      2,011,943        5,871,962

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .          --              30,208
                                                                        ------------      -----------
                                                                        $  5,762,974        9,998,569
                                                                        ============      ===========




                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE
                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            2002              2001
                                                                        ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .   $ 18,229,266       18,229,266
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .        103,356          180,754
  Advance from lender . . . . . . . . . . . . . . . . . . . . . . . .        575,975            --
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .      3,928,494        1,047,226
                                                                        ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .     22,837,091       19,457,246

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .         27,333           29,721
                                                                        ------------      -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .     22,864,424       19,486,967

Venture partner's subordinated equity in venture. . . . . . . . . . .      8,552,987       12,752,234

Partners' capital accounts (deficits):
  General partners:
     Capital contributions. . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
     Cumulative net earnings  . . . . . . . . . . . . . . . . . . . .      4,142,636        4,245,050
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .     (5,922,062)      (5,922,062)
                                                                        ------------      -----------
                                                                          (1,778,426)      (1,676,012)
                                                                        ------------      -----------
  Limited partners (38,410 interests):
     Capital contributions, net of offering costs . . . . . . . . . .     34,926,505       34,926,505
     Cumulative net earnings. . . . . . . . . . . . . . . . . . . . .     29,648,198       32,959,589
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .    (88,450,714)     (88,450,714)
                                                                        ------------      -----------
                                                                         (23,876,011)     (20,564,620)
                                                                        ------------      -----------
          Total partners' capital accounts (deficits) . . . . . . . .    (25,654,437)     (22,240,632)
                                                                        ------------      -----------
                                                                        $  5,762,974        9,998,569
                                                                        ============      ===========



                        See accompanying notes to consolidated financial statements.

                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                           2002             2001            2000
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .    $  1,474,451        4,804,809       4,990,221
  Interest income . . . . . . . . . . . . . . . . .          60,424          221,072         394,051
  Other income. . . . . . . . . . . . . . . . . . .          13,000            --              --
                                                       ------------     ------------    ------------
                                                          1,547,875        5,025,881       5,384,272
                                                       ------------     ------------    ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       3,281,268        2,657,549       1,775,861
  Depreciation  . . . . . . . . . . . . . . . . . .           --             109,698         263,225
  Property operating expenses . . . . . . . . . . .       1,763,630        2,333,258       2,411,891
  Professional services . . . . . . . . . . . . . .         140,672          149,157         108,510
  Amortization of deferred expenses . . . . . . . .           --              19,330          21,087
  Management fees to Corporate General Partner. . .           --              64,175          21,392
  General and administrative. . . . . . . . . . . .         103,395          124,808         116,214
  Provision for value impairment. . . . . . . . . .       3,871,962            --              --
                                                       ------------     ------------    ------------
                                                          9,160,927        5,457,975       4,718,180
                                                       ------------     ------------    ------------
                                                         (7,613,052)        (432,094)        666,092
Venture partner's share of venture's operations . .       4,199,247         (316,478)       (551,787)
                                                       ------------     ------------    ------------

          Net earnings (loss) . . . . . . . . . . .    $ (3,413,805)        (748,572)        114,305
                                                       ============     ============    ============

          Net earnings (loss) per limited
            partnership interest. . . . . . . . . .    $     (86.21)          (18.86)           2.88
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

                                         JMB INCOME PROPERTIES, LTD. - V
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                            GENERAL PARTNERS                                      LIMITED PARTNERS
               --------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF        NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
              -------   ---------- -------------  -----------   -----------  ---------- ------------- -----------

Balance
 (deficits)
 December 31,
 1999 . . . .  $1,000    4,264,078   (5,835,971)  (1,570,893)   34,926,505   33,574,828  (86,889,292)(18,387,959)

Net earnings
 (loss) . . .    --          3,429        --           3,429         --         110,876        --        110,876
Cash distri-
 butions
 ($10.55 per
 limited
 partnership
 interest). .    --          --         (21,916)     (21,916)        --           --        (406,272)   (406,272)
               ------   ----------   ----------   ----------    ----------   ----------  -----------  ----------
Balance
 (deficits)
 December 31,
 2000 . . . .   1,000    4,267,507   (5,857,887)  (1,589,380)   34,926,505   33,685,704  (87,295,564)(18,683,355)

Net earnings
 (loss) . . .    --        (22,457)       --         (22,457)        --        (726,115)       --       (726,115)
Cash distri-
 butions
 ($30 per
 limited
 partnership
 interest). .    --          --         (64,175)     (64,175)        --           --      (1,155,150) (1,155,150)
               ------   ----------   ----------   ----------    ----------   ----------  ----------- -----------




                                         JMB INCOME PROPERTIES, LTD. - V
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                            GENERAL PARTNERS                                      LIMITED PARTNERS
               --------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF        NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
              -------   ---------- -------------  -----------   -----------  ---------- ------------- -----------

Balance
 (deficits)
 December 31,
 2001 . . . .   1,000    4,245,050   (5,922,062)  (1,676,012)   34,926,505   32,959,589  (88,450,714)(20,564,620)

Net earnings
 (loss) . . .   --        (102,414)       --        (102,414)        --      (3,311,391)       --     (3,311,391)
               ------   ----------   ----------   ----------    ----------   ----------  ----------- -----------
Balance
 (deficits)
 December 31,
 2002 . . . .  $1,000    4,142,636   (5,922,062)  (1,778,426)   34,926,505   29,648,198  (88,450,714)(23,876,011)
               ======   ==========   ==========   ==========    ==========   ==========  =========== ===========


















                          See accompanying notes to consolidated financial statements.

                                         JMB INCOME PROPERTIES, LTD. - V
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                     2002         2001           2000
                                                                 -----------   -----------   -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . .  $(3,413,805)     (748,572)      114,305
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . .        --          109,698       263,225
    Amortization of deferred expenses . . . . . . . . . . . . .        --           19,330        21,087
    Provision for value impairment. . . . . . . . . . . . . . .    3,871,962         --            --
    Venture partner's share of venture's operations . . . . . .   (4,199,247)      316,478       551,787
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . . . . . . .      212,859      (287,229)        --
    Interest, rents and other receivables . . . . . . . . . . .      (15,636)       86,558        (6,509)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . .      (12,125)      (18,120)       (7,033)
    Deferred expenses . . . . . . . . . . . . . . . . . . . . .       30,208         --            --
    Accounts payable. . . . . . . . . . . . . . . . . . . . . .      (77,398)   (1,628,443)       17,684
    Advance from lender . . . . . . . . . . . . . . . . . . . .      575,975         --            --
    Accrued interest. . . . . . . . . . . . . . . . . . . . . .    2,881,268       900,727        (3,195)
    Accrued real estate taxes . . . . . . . . . . . . . . . . .        --         (250,835)      250,835
    Tenant security deposits. . . . . . . . . . . . . . . . . .       (2,388)        1,850        12,885
                                                                 -----------   -----------   -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . . . . . . .     (148,327)   (1,498,558)    1,215,071
                                                                 -----------   -----------   -----------

Cash flows from investing activities:
  Additions to investment properties, net of related payables .      (11,943)        --          (11,460)
                                                                 -----------   -----------   -----------
          Net cash provided by (used in)
           investing activities . . . . . . . . . . . . . . . .      (11,943)        --          (11,460)
                                                                 -----------   -----------   -----------




                                         JMB INCOME PROPERTIES, LTD. - V
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                     2002         2001           2000
                                                                 -----------   -----------   -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . .        --         (178,923)     (401,561)
  Venture partner's contributions to venture. . . . . . . . . .        --          292,716       828,858
  Distributions to venture partner. . . . . . . . . . . . . . .        --         (345,943)     (830,264)
  Distributions to limited partners . . . . . . . . . . . . . .        --       (1,155,150)     (406,272)
  Distributions to general partners . . . . . . . . . . . . . .        --          (64,175)      (21,916)
                                                                 -----------   -----------   -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . . . . . . .        --       (1,451,475)     (831,155)
                                                                 -----------   -----------   -----------
          Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . . . . . . . .     (160,270)   (2,950,033)      372,456

          Cash and cash equivalents, beginning of year. . . . .    3,741,367     6,691,400     6,318,944
                                                                 -----------   -----------   -----------
          Cash and cash equivalents, end of year. . . . . . . .  $ 3,581,097     3,741,367     6,691,400
                                                                 ===========   ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . .  $   400,000     1,756,822     1,779,056
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

                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2002, 2001 AND 2000


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds (through a joint venture) one real estate investment, which is in receivership and is no longer being managed by or through the Partnership. Business activities consist of rentals to a small number of commercial companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to dispose of its remaining investment property and to wind up its affairs as soon as practicable, depending upon how the successor lender exercises its remedies with respect to the sale or foreclosure of the 301 N. Main and Phillips Buildings.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned venture, Wachovia Building Associates ("Wachovia"). The effect of all transactions between the Partnership and the consolidated venture has been eliminated.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with accounting principles generally accepted in the United States of America ("GAAP") and to consolidate the accounts of the venture as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 2002 and 2001 is summarized as follows:

                             2002                   2001
                    ------------------------------------------------
                                   TAX BASIS              TAX BASIS
                      GAAP BASIS  (UNAUDITED) GAAP BASIS (UNAUDITED)
                     -----------  ---------- ----------- ----------

Total assets. . . . .$ 5,762,974  15,497,262   9,998,569 16,532,039

Partners' capital
 accounts (deficits):
  General partners. . (1,778,426)   (981,066) (1,676,012)  (961,784)
  Limited partners. .(23,876,011) (6,426,830)(20,564,620)(5,803,370)

Net earnings (loss):
  General partners. .   (102,414)    (19,282)    (22,457)   (21,021)
  Limited partners. . (3,311,391)   (623,460)   (726,115)(2,214,556)

Net earnings (loss)
 per limited part-
 nership interest . .     (86.21)     (16.23)     (18.86)    (57.51)
                     =========== =========== =========== ==========

     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in a net gain for financial reporting and Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property and receivable amounts of receivables. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($3,581,097 and $3,741,367 at December 31, 2002 and 2001, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consisted primarily of refinancing, leasing and commitment fees. Such fees were generally amortized over the terms of the related notes using the straight-line method.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law, and may be required in the future, to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

     The Partnership acquired, either directly or through joint ventures, two office building complexes and nine shopping centers. Ten properties have been sold or disposed of by the Partnership through December 31, 2002.

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

     SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of property to be disposed of that qualifies for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Partnership adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Partnership's financial statements.

     In accordance with SFAS No. 144, long-lived assets, such as property, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

     Prior to the adoption of SFAS No. 144, the Partnership accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which was superseded by SFAS No. 144.

     In accordance with the Partnership's plan to dispose of the property, debt service payments were suspended as of June 1, 2001. As of that date, the property was again identified as held for sale or disposition and accordingly, the property is no longer being depreciated as of that date. The results of operations, net of venture partner's share, for the years ended December 31, 2002, 2001 and 2000 for this property were $(4,211,190), $2,039,680 and $1,703,117, respectively.

     The Partnership has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Partnership defines each of its property investments as an individual operating segment and has determined such property investments exhibit substantially identical economic characteristics and meet the other criteria specified by SFAS
No. 131 which permits the property investments to be aggregated into one reportable segment. The Partnership assesses and measures operating results based on net operating income (rental income less property operating expenses). With the exception of interest income, professional services and general and administrative expenses, substantially all other components of net earnings (loss) of the Partnership relate to a property investment. With the exception of cash and cash equivalents, substantially all other assets of the Partnership relate to such property investment.

VENTURE AGREEMENT - GENERAL

     The Partnership at December 31, 2002 is a party to one operating joint venture agreement. Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the venture.

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

Under the Option Agreement, upon the closing of the purchase of such interest, the venture partner would also release the Partnership and the venture from any and all claims that the venture partner may have against the Partnership and the venture, including, without limitation, any amounts which may have accrued or been distributable prior to such closing date, and the Partnership and the venture would release the venture partner from any further liabilities under the venture agreement, including, without limitation, the aforementioned obligation to make additional capital contributions. Given current market conditions and the current circumstances surrounding the mortgage loan on the property, a sale of the property will not generate proceeds to either the Partnership or the venture partner. The Partnership did not exercise its option prior to the expiration thereof.

     The venture agreement had been previously amended effective for fiscal year 1998 and, as a result of the December 1999 amendment referred to above, again for all subsequent years. Per the amendments, profits and losses generally are allocated based on the ratio of distributions (actual distributions plus any distributions deemed to have been made) to the partners. During 2001, 87% and 13% of the profits recognized were allocated to the Partnership and the venture partner, respectively. At December 31, 2002, 100% of the losses recognized during 2002 have been allocated to the venture partner for financial reporting purposes. For financial reporting and Federal income tax purposes, the venture reported the payments of approximately $346,000 in 2001 (for the five monthly payments made before the discontinuing of debt service payments) and $830,000 annually, prior to 2001, on the obligation referred to above as deemed to be made (and contributed for financial reporting purposes only) to the venture partner.

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

     In October 2002, the Partnership became aware of an offer from an unaffiliated third party to purchase the property for $2 million. The lender did not pursue this offer, however, as a matter of prudent accounting practice, and in recognition that the property has not yet been sold despite continued efforts to do so, the Partnership has recorded a provision for value impairment of $3,871,962 in order to reduce the carrying value of the property to approximately $2 million.

     Subsequent to the end of the year, the Venture was notified that the lender was marketing its mortgage loan for sale. The Venture has been advised that the lender sold the loan to a third party on March 17, 2003. The Venture has been contacted by the new third party lender and is currently in discussions with the goal of having the new lender take title to the property as soon as practicable. Although the Partnership expects the new third party lender to take title to the property in a timely manner, the Partnership has no assurance that this will be the case. The Partnership will monitor the efforts of the new lender and the receiver to transfer title to the property to either the new lender or a third party, and will take such actions as it believes will accomplish this result at the earliest possible time while minimizing any liability for the Partnership. Because the Partnership has only modest ability to influence these determinations and the speed with which they occur, there can be no assurance as to the timing of these events. When a disposition of the property is completed, the Partnership will then proceed to liquidate its affairs barring unforseen circumstances.

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


LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 2002 and
2001:
                                           2002            2001
                                       -----------     -----------
Mortgage note secured by two
 office buildings in Winston-Salem,
 North Carolina; payable in monthly
 installments of principal and
 interest (at 9.55% per annum) of
 $181,718 until November 1, 2001
 when the remaining principal
 balance was due; such note is in
 default after discontinuation of
 mortgage payments as of June 1,
 2001 with interest accrued at the
 default rate (18%) as of that date;
 receiver was appointed in early
 August 2001 to take possession
 of and manage property . . . . . . .  $18,229,266      18,229,266
                                       -----------     -----------

     Total debt . . . . . . . . . . .   18,229,266      18,229,266
     Less current portion of
      long-term debt. . . . . . . . .  (18,229,226)    (18,229,266)
                                       -----------     -----------
     Total long-term debt . . . . . .  $     --              --
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


LEASES - AS PROPERTY LESSOR

     At December 31, 2002, the Partnership and its consolidated venture's principal asset is an office building complex. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income was reported when earned and the cost of the property, excluding cost of land, was depreciated over its estimated useful life. Generally, leases with tenants have ranged in term from one to thirty years and provide for fixed minimum rent and partial reimbursement of operating costs.

     Costs and accumulated depreciation of the leased assets are summarized as follows at December 31, 2002:

       Office Buildings:
           Cost, net of provision for value
             impairment of $3,871,962 . . . . . .   $ 9,500,857
           Accumulated depreciation . . . . . . .    (7,488,914)
                                                    -----------

                                                    $ 2,011,943
                                                    ===========

     Minimum lease payments including amounts representing executory costs (e.g. taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating lease agreements, are as follows:

             2003 . . . . . . . . . . . . . . .     $323,702
             2004 . . . . . . . . . . . . . . .       54,515
             2005 . . . . . . . . . . . . . . .       25,064
             2006 . . . . . . . . . . . . . . .       25,064
             2007 . . . . . . . . . . . . . . .       25,064
             Thereafter . . . . . . . . . . . .       45,951
                                                    --------
                Total . . . . . . . . . . . . .     $499,360
                                                    ========

     Contingent rent (based on sales of property tenants) included in consolidated rental income was as follows for the years ended December 31, 2002, 2001 and 2000:

             2000 . . . . . . . . . . . . . . .    $ 10,559
             2001 . . . . . . . . . . . . . . .       2,830
             2002 . . . . . . . . . . . . . . .         761
                                                   ========

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 2002 and for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                            UNPAID AT
                                                           DECEMBER 31,
                                 2002     2001     2000       2002
                                -------  -------  -------  ------------
Property management and
 leasing fees . . . . . . . .   $ --      48,760   73,873       --
Management fees to Corporate
 General Partner. . . . . . .     --      64,175   21,392       --
Insurance commissions . . . .    12,305   10,065   14,281       --
Reimbursement (at cost) for
 out-of-pocket expenses . . .     --       --         244       --
Reimbursement (at cost) for
 out-of-pocket salary and
 salary related expenses
 related to on-site and
 other costs for the
 Partnership and its
 investment properties. . . .     --       --       --          --
                                -------  -------  -------   ---------
                                $12,305  123,000  109,790       --
                                =======  =======  =======   =========

     Any amounts deferred or payable to the General Partners and their affiliates do not bear interest. The General Partners and their affiliates had been deferring receipt of management and leasing fees pursuant to the venture agreement for the 301 North Main Building and Phillips Building. Prior to 1995, an affiliate of the Managing General Partner provided management and leasing services. In December 1994, the affiliate sold all of its assets and assigned its interest in the management contracts, including the one for the 301 North Main Building and Phillips Building to an unaffiliated third party. In connection with such sale, an affiliate of the General Partners guaranteed payment to the unaffiliated third party of the portion of the fees deferred due to a provision in the venture agreement for the 301 N. Main Building and Phillips Building. Any such guaranteed amounts were paid to such unaffiliated third party when earned and the General Partners and its affiliates were entitled to receive such deferred fees. The General Partners and their affiliates had deferred receipt of approximately $1,679,000 (approximately $43 per interest) of such management and leasing fees. Such amounts were deferred until the sale or disposition of the property or upon termination of the property management agreement. In August 2001, a receiver was appointed to take possession of and manage the property. Therefore, the Partnership stopped accruing the deferred fees as of that date. In addition, as this event resulted in the termination of the aforementioned management agreement, such deferred fees became payable to the General Partner, and the deferred management fees of approximately $1,679,000 were paid to the General Partners in December 2001 from Partnership cash.


SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                            2002
                       ----------------------------------------------
                            3/31       6/30       9/30        12/31
                         ---------- ---------- ----------  ----------

Total income. . . . . .  $  860,536    213,038    232,153     242,148
                         ========== ========== ==========  ==========

Net earnings (loss) . .  $ (510,330)(1,146,186)(4,859,448)  3,102,159
                         ========== ========== ==========  ==========
Net earnings (loss)
 per limited partner
 interest:
    Net earnings
      (loss). . . . . .  $   (12.86)    (28.87)   (122.42)      78.34
                         ========== ========== ==========  ==========


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
                         ========== ========== ==========  ==========

     The fourth quarter of 2002 includes the effect of the reallocation to the venture partner of 100% of the operating losses recognized during 2002 at the 301 N. Main Building and Phillips Building.


                                                                                          SCHEDULE III
                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              DECEMBER 31, 2002



                                                    COSTS CAPITALIZED           GROSS AMOUNT AT WHICH
                          INITIAL COST                SUBSEQUENT TO               CARRIED AT CLOSE
                         TO PARTNERSHIP (A)          ACQUISITION (B)              OF PERIOD (C)(D)
                        ------------------------- ---------------------------- -----------------------
                                      BUILDINGS                  BUILDINGS                 BUILDINGS
                                        AND                        AND                        AND
             ENCUMBRANCE    LAND     IMPROVEMENTS      LAND     IMPROVEMENTS      LAND    IMPROVEMENTS
             ----------- ----------- ------------  ---------------------------  --------  ------------

OFFICE
BUILDING:

Winston-
 Salem,
 North
 Carolina
 (F). . . . .$18,229,266   1,949,914   21,281,279    (1,285,783)  (12,444,553)   664,131    8,836,726
             ===========   =========   ==========    ==========   ===========    =======    =========


                                                                                          SCHEDULE III
                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                                               LIFE ON WHICH
                                                                               DEPRECIATION
                                                                                IN LATEST
                                                                               STATEMENT OF       2002
                                  ACCUMULATED          DATE OF      DATE        OPERATIONS    REAL ESTATE
                      TOTAL      DEPRECIATION(E)    CONSTRUCTION  ACQUIRED     IS COMPUTED       TAXES
                    ----------   ---------------    ------------  ---------    -------------  -----------

OFFICE
BUILDING:

Winston-
 Salem,
 North
 Carolina (F) . .  $9,500,857          7,488,914       1966/72      1/31/77       5-40 years      235,237
                    ==========         =========                                                  =======

_______________

Notes:

     (A)  The initial cost to the Partnership represents the original purchase price of the property.

     (B)  The Partnership recorded a provision for value impairment of $3,871,962 in 2002 which was recorded as a reduction to land and buildings and improvements.

     (C)  The aggregate cost of the above real estate at December 31, 2002 for Federal income tax purposes was approximately $28,823,000.


                                                                                          SCHEDULE III
                                       JMB INCOME PROPERTIES, LTD. - V
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


     (D)  Reconciliation of real estate owned:

                                                             2002            2001             2000
                                                          -----------    ------------     ------------

     Balance at beginning of period . . . . . . . . .     $13,360,876      13,360,876       13,349,416
     Additions during period. . . . . . . . . . . . .          11,943           --              11,460
     Reductions during period . . . . . . . . . . . .      (3,871,962)          --               --
                                                         ------------    ------------     ------------
     Balance at end of period . . . . . . . . . . . .    $  9,500,857      13,360,876       13,360,876
                                                         ============    ============     ============

     (E)  Reconciliation of accumulated depreciation:

     Balance at beginning of period . . . . . . . . .    $  7,488,914       7,379,216        7,115,991
     Depreciation expense . . . . . . . . . . . . . .           --            109,698          263,225
     Reductions during period . . . . . . . . . . . .           --              --               --
                                                         ------------    ------------     ------------
     Balance at end of period . . . . . . . . . . . .    $  7,488,914       7,488,914        7,379,216
                                                         ============    ============     ============


     (F)  The Partnership contributed the net book value of this property in the amount of
          $12,339,911 to a newly formed joint venture in 1986.  Reference is made to the Notes for a description of such transaction.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes or disagreements with accountants during fiscal years 2002 and 2001.



                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned directly or indirectly, by certain of its officers, directors, and members of their families and their affiliates. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by Messrs. Neil G. Bluhm and Judd D. Malkin as the individual general partners of the Partnership. Messrs. Bluhm and Malkin have been individual general partners of the Partnership since its inception in 1976.

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

In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership or its investment property under certain circumstances, including for tenants and/or for the sale of property. The timing and amount of cash distributions and allocations of profits and losses for tax purposes may be affected by various determinations by the Managing General Partner under the Partnership Agreement. For example, the Managing General Partner makes or has made decisions concerning whether and when to sell a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses or distribution of such reserves, the timing of expenditures and the timing and amount of the allocation of certain tax items under the Partnership Agreement between the General Partners, on the one hand, and the Limited Partners, on the other hand. As a result, the Managing General Partner may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive officers of the Managing General Partner are as follows:

                                                        SERVED IN
NAME                      OFFICE                        OFFICE SINCE
----                      ------                        ------------

Judd D. Malkin            Chairman                         5/03/71
                          Director                         5/03/71
Neil G. Bluhm             President                        5/03/71
                          Director                         5/03/71
Burton E. Glazov          Director                         7/01/71
Stuart C. Nathan          Director                         3/14/73

                                                        SERVED IN
NAME                      OFFICE                        OFFICE SINCE
----                      ------                        ------------

John G. Schreiber         Director                         3/14/73
H. Rigel Barber           Executive Vice President         1/02/87
                          Chief Executive Officer          8/01/93
Gary Nickele              Executive Vice President         1/01/92
                          General Counsel                  2/27/84
Gailen J. Hull            Senior Vice President            6/01/88
                          Chief Financial Officer          8/01/02

     Effective May 31, 1996, the Board of Directors of JMB established a special committee that includes Messrs. Malkin, Glazov, Nathan and Schreiber to deal with all matters relating to tender offers for Interests.

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve until the next annual meeting of the Managing General Partner. All of the foregoing officers have been elected to serve terms until the first meeting of the Board of Directors held after the next annual meeting of the Managing General Partner. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII") and the sole general partner of the associate general partner in Carlyle-XIII. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB. Most of such directors and officers are also partners, directly or indirectly, of the partnership that is associate general partner in Carlyle-XIII.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above includes the following:

     Judd D. Malkin (age 65), in addition to currently being the Chairman and a director of JMB, was also its Chief Financial Officer from February 1996 until August 2002. He has been associated with JMB since October, 1969. Mr. Malkin is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and a director of CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team. Mr. Malkin was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000.

     Neil G. Bluhm (age 65) has been associated with JMB since August, 1970. Mr. Bluhm has also been a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, since its inception in November 1994. He was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. He is a member of the Bar of the State of Illinois.

     Burton E. Glazov (age 64) has been associated with JMB since June, 1971. He served as an Executive Vice President of JMB until December of 1990, when he retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 61) has been associated with JMB since July, 1972. Until August 2001, Mr. Nathan was an Executive Vice President of JMB and, until December 2000, an officer and/or director of certain JMB affiliates. He is a member of the Bar of the State of Illinois.

     John G. Schreiber (age 56) has been associated with JMB since December, 1970. Mr. Schreiber is President of Centaur Capital Partners, Inc., a family investment firm. He is also co-founder and partner of Blackstone Real Estate Advisors, L.P., which manages large real estate private equity funds. Mr. Schreiber is a trustee of AMLI Residential Properties Trust and a director of Host Marriott Corporation and The Rouse Company, as well as a director of a number of mutual funds advised by T. Rowe Price Associates, Inc. He is also a director of The Brickman Group, Ltd. From February 1995 until November 2000, Mr. Schreiber was a director of Urban Shopping Centers, Inc. Prior to his retirement as an officer of JMB in 1990, Mr. Schreiber was Chairman of JMB/Urban Development Co. and an Executive Vice President of JMB. He received an M.B.A. from Harvard University Graduate School of Business in 1970.

     H. Rigel Barber (age 54) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gary Nickele (age 50) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 54) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The executive officers and directors of the Managing General Partner receive no direct remuneration in such capacities from the Partnership.
The Partnership is required to pay a management fee to the Managing General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is made to the Notes for a description of such transactions, distributions and allocations. In 2002, 2001 and 2000 cash distributions of $0, $64,175 and $21,916 were paid, respectively, to the General Partners. Since there was no distribution of cash flow from operations in 2002, the General Partners received no incentive management fee as per the Partnership agreement. For 2002, the General Partners were allocated losses for Federal income tax purposes of approximately $19,000. Such allocation of losses may benefit the General Partners to the extent that such losses may offset their taxable income from the Partnership or other sources.

     The Partnership is permitted to engage in various transactions involving affiliates of the Managing General Partner. The relationship of the Managing General Partner (and its officers and directors) to its affiliates is set forth in Item 10 above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

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

     (1)   The address of each beneficial owner listed in this subsection (a)(i) is 44 Brattle Street, Cambridge,
Massachusetts 02138.

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

     (5)   Because of their affiliation, all beneficial owners identified in this subsection (a)(i) may be deemed to be members of a group with shared voting and dispositive power with respect to the aggregate 2,908.91 Interests
(7.6%) beneficially owned by them.  The exercise of voting power with respect to any Interests is subject to the terms and conditions of the Partnership Agreement of the Partnership.





                             NAME OF                        AMOUNT AND NATURE
                             BENEFICIAL                     OF BENEFICIAL             PERCENT
TITLE OF CLASS               OWNER                          OWNERSHIP                 OF CLASS
--------------               ----------                     -----------------         --------

(ii)
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


     (1)  Includes 5 Interests owned by JMB Realty Corporation for which it has sole voting and dispositive power.

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

     (d)  The Partnership has no compensation plans or individual compensation arrangements under which equity securities of the Partnership are authorized for issuance to any person.





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

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner, earned and received insurance brokerage commissions in 2002 aggregating $12,305 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage involved.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 2002, the Managing General Partner earned no reimbursements for such out-of-pocket expenses.



ITEM 14.  CONTROLS AND PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act") promulgated thereunder, the principal executive officer and the principal financial officer of the Managing General Partner have evaluated the effectiveness of the Partnership's disclosure controls and procedures (which do not include those of the receiver or the lender of the 301 North Main Building and Phillips Building) as of a date within 90 days prior to the date of the filing of this report (the "Evaluation Date") with the Securities and Exchange Commission ("SEC"). Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Partnership's disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in this report was recorded, processed, summarized and reported within the time period specified in the applicable SEC rules and form for this report.

Furthermore, there have been no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

                  3-B. Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus, which is incorporated herein by reference and which agreement is hereby incorporated herein by reference to the Partnership's Report for June 30, 2002 on Form 10-Q (File No. 0-8716) dated August 12, 2002.

                  4-A. Documents relating to the refinancing of the mortgage loan, dated October 17, 1986, secured by the Wachovia Bank Building and Phillips Building office buildings in Winston-Salem, North Carolina are hereby incorporated by reference to the Partnership's Report on Form 10-K (File No. 0-
                        8716) dated March 19, 1993.

                  4-B. Modification and extension agreement related to the mortgage loan secured by the Wachovia Bank Building and Phillips Building, office buildings in Winston Salem, North Carolina, effective November 1, 1996 is hereby incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-8716) dated March 21, 1997.

                  10-A. Acquisition documents relating to the purchase by
                        the Partnership of an interest in the Wachovia Bank Building and Phillips Building in Winston Salem, North Carolina are hereby incorporated by reference to the Partnership's Registration Statement on Form S-11 (File No. 2-58026) dated September 20, 1977.

                  21.   List of Subsidiaries.

                  99.1. Certification Pursuant to 18 U.S.C. Section 1350,
                        as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

     --------------------

     (b) No Reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report.

     No annual report for the fiscal year 2002 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                JMB INCOME PROPERTIES, LTD. - V

                By:     JMB Realty Corporation
                        Managing General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 26, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Managing General Partner


                        JUDD D. MALKIN
                By:     Judd D. Malkin, Director
                Date:   March 26, 2003


                        NEIL G. BLUHM
                By:     Neil G. Bluhm, Director
                Date:   March 26, 2003


                        H. RIGEL BARBER
                By:     H. Rigel Barber, Chief Executive Officer
                        Principal Executive Officer
                Date:   March 26, 2003


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        and Chief Financial Officer
                        Principal Accounting Officer and
                        Principal Financial Officer
                Date:   March 26, 2003


                        BURTON E. GLAZOV
                By:     Burton E. Glazov, Director
                Date:   March 26, 2003

                            CERTIFICATIONS
                            --------------

I, H. Rigel Barber, certify that:

1. I have reviewed this annual report on Form 10-K of JMB Income Properties, Ltd. - V;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
           Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:March 26, 2003

                            /s/ H. Rigel Barber
                            ----------------------------
                            Principal Executive Officer

                            CERTIFICATIONS
                            --------------

I, Gailen J. Hull, certify that:

1. I have reviewed this annual report on Form 10-K of JMB Income Properties, Ltd. - V;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
           Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:March 26, 2003

                            /s/ Gailen J. Hull
                            ----------------------------
                            Principal Accounting Officer

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

3-B.      Amended and Restated Agreement
          of Limited Partnership                        Yes

4-A.      Refinancing loan documents
          related to the Wachovia Bank
          Building and Phillips Building                Yes

4-B.      Modification and extension
          documents related to the
          Wachovia Bank Building and
          Phillips Building                             Yes

10-A.     Acquisition documents related
          to the Wachovia Bank Building
          and Phillips Building                         Yes

21.       List of Subsidiaries                          No

99.1.     Certification Pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act
          of 2002                                       No