Form 10-Q
period 2003-03-31
JMB INCOME PROPERTIES LTD V
filed 2003-05-14
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 2003       Commission file #0-8716




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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
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

                      CONSOLIDATED BALANCE SHEETS

                 MARCH 31, 2003 AND DECEMBER 31, 2002
                              (UNAUDITED)


                                ASSETS
                                ------


                                          MARCH 31,      DECEMBER 31,
                                            2003            2002
                                         -----------     -----------

Current assets:
  Cash and cash equivalents . . . . .    $ 3,490,736       3,581,097
  Restricted funds. . . . . . . . . .         81,403          74,370
  Interest, rents and
    other receivables . . . . . . . .         39,090          30,383
  Prepaid expenses. . . . . . . . . .         27,178          65,181
                                         -----------     -----------
        Total current assets. . . . .      3,638,407       3,751,031
                                         -----------     -----------

Properties held for sale or
  disposition . . . . . . . . . . . .      2,011,943       2,011,943
                                         -----------     -----------

        Total investment properties .      2,011,943       2,011,943
                                         -----------     -----------

                                         $ 5,650,350       5,762,974
                                         ===========     ===========

                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                CONSOLIDATED BALANCE SHEETS - CONTINUED



         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------


                                           MARCH 31,     DECEMBER 31,
                                             2003           2002
                                         -----------     -----------
Current liabilities:
  Current portion of long-term debt .    $18,229,266      18,229,266
  Accounts payable. . . . . . . . . .         90,265         103,356
  Advances from lender. . . . . . . .        777,316         575,975
  Accrued interest. . . . . . . . . .      4,748,811       3,928,494
  Accrued real estate taxes . . . . .         58,489           --
                                         -----------     -----------
        Total current liabilities . .     23,904,147      22,837,091
Tenant security deposits. . . . . . .         27,348          27,333
                                         -----------     -----------
Commitments and contingencies

        Total liabilities . . . . . .     23,931,495      22,864,424

Venture partner's subordinated
  equity in venture . . . . . . . . .      8,272,724       8,552,987

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative net earnings (loss). .      4,115,653       4,142,636
    Cumulative cash distributions . .     (5,922,062)     (5,922,062)
                                         -----------     -----------
                                          (1,805,409)     (1,778,426)
                                         -----------     -----------
  Limited partners (38,410 interests):
    Capital contributions,
      net of offering costs . . . . .     34,926,505      34,926,505
    Cumulative net earnings (loss). .     28,775,749      29,648,198
    Cumulative cash distributions . .    (88,450,714)    (88,450,714)
                                         -----------     -----------
                                         (24,748,460)    (23,876,011)
                                         -----------     -----------
        Total partners' capital
          accounts (deficits) . . . .    (26,553,869)    (25,654,437)
                                         -----------     -----------
                                         $ 5,650,350       5,762,974
                                         ===========     ===========















     See accompanying notes to consolidated financial statements.

                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 2003 AND 2002



                                             2003            2002
                                         -----------     -----------

Income:
  Rental income . . . . . . . . . . .    $   231,795         843,236
  Interest income . . . . . . . . . .         10,031          17,300
  Other income. . . . . . . . . . . .          1,675           --
                                         -----------      ----------
                                             243,501         860,536
                                         -----------      ----------

Expenses:
  Mortgage interest . . . . . . . . .        820,317         820,317
  Property operating expenses . . . .        512,058         478,924
  Professional services . . . . . . .         54,970          44,026
  General and administrative. . . . .         35,851          27,599
                                         -----------      ----------
                                           1,423,196       1,370,866
                                         -----------      ----------

                                          (1,179,695)       (510,330)
Venture partner's share of
  venture's operations. . . . . . . .        280,263           --
                                         -----------      ----------
       Net earnings (loss). . . . . .    $  (899,432)       (510,330)
                                         ===========      ==========

       Net earnings (loss) per
         limited partnership
         interest . . . . . . . . . .    $    (22.71)         (12.86)
                                         ===========      ==========



























     See accompanying notes to consolidated financial statements.

                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

              THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                              (UNAUDITED)



                                               2003           2002
                                           -----------     ----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . .    $  (899,432)      (510,330)
  Items not requiring (providing)
   cash or cash equivalents:
    Venture partner's share of
      venture's operations. . . . . . .       (280,263)         --
  Changes in:
    Restricted funds. . . . . . . . . .         (7,033)      (435,195)
    Interest, rents and other
      receivables . . . . . . . . . . .         (8,707)         3,907
    Prepaid expenses. . . . . . . . . .         38,003         25,978
    Accounts payable. . . . . . . . . .        (13,091)       (15,878)
    Advances from lender. . . . . . . .        201,341          --
    Accrued interest  . . . . . . . . .        820,317        820,317
    Accrued real estate taxes . . . . .         58,489         54,203
    Tenant security deposits. . . . . .             15            235
                                            ----------     ----------
        Net cash provided by (used in)
          operating activities. . . . .        (90,361)       (56,763)
                                            ----------     ----------

        Net increase (decrease) in
          cash and cash equivalents . .        (90,361)       (56,763)
        Cash and cash equivalents,
          beginning of year . . . . . .      3,581,097      3,741,367
                                            ----------     ----------
        Cash and cash equivalents,
          end of period . . . . . . . .     $3,490,736      3,684,604
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

                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 2003 AND 2002

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 2002 which are included in the Partnership's 2002 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

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

     In accordance with the Partnership's plan to dispose of the property, debt service payments were suspended as of June 1, 2001. As of that date, the property was again identified as held for sale or disposition and accordingly, the property was no longer being depreciated as of that date.

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

     On January 1, 2003, the Partnership adopted SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145, among other things, amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. The adoption of SFAS No. 145 did not have an effect on the Partnership's financial statements presented.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 were $0. Any amounts deferred or payable to the General Partners and their affiliates do not bear interest.

301 NORTH MAIN BUILDING AND PHILLIPS BUILDING

     In December 1999, in partial settlement of certain defaults of the Partnership's venture partner under the venture agreement, the Partnership and the venture partner entered into an agreement (the "Option Agreement"), effective January 1, 1999, under which the Partnership was given the option to purchase the venture partner's interest on or before January 31, 2002 (which option must have been exercised on or before December 31, 2001). Such option has expired. If the Partnership had exercised its option, the purchase price for the interest would have been $230,000 and the Partnership would have released the venture partner from its obligation to make certain contributions. As a result of the negotiations, and in consideration of the venture partner granting a full release to the Partnership and the Venture, the Partnership and venture partner also concurrently entered into a forbearance agreement, under which the Partnership agreed to not pursue its legal remedies against the venture partner for its default related to such obligation until November 1, 2000, subject to further extension. The Partnership has not pursued and does not intend to pursue such legal remedies, as they have been of little practical value because the venture partner's obligations permit recourse only to the venture partner's interest in the Venture which has little or no value, in part because such agreements specify that the venture partner's share of distributions would be paid to the Partnership after December 1999 and the foreclosure of the property did not generate proceeds to the Venture.

     As a result of the December 1999 amendment to the venture agreement referred to above, profits and losses generally have been allocated based on the ratio of distributions (actual distributions plus any distributions deemed to have been made) to the partners. For the year ended December 31, 2002 and the three month period ended March 31, 2003, 100% of the property operating losses recognized during 2002 and 2003 have been allocated to the venture partner for financial reporting purposes.

     The Venture had been marketing space in the 301 North Main Building and the Phillips Building to prospective replacement tenants but was not successful in its efforts due to the lack of large space users in this market. Re-leasing the vacant space in the buildings would require major renovation to the buildings as well as significant tenant improvements which, in turn, would be contingent upon the Partnership obtaining financing for these tenant replacement costs. The Partnership therefore determined not to commit any additional funds to the property due to the low likelihood of achieving a return on such funds. As a result, the Partnership decided not to continue making debt service payments as of June 1, 2001. The mortgage loan went into default as of June 1, 2001 and matured in November 2001, and in accordance with default provisions of the mortgage loan agreement, the Partnership has recorded interest upon the loan balance at the default rate of 18% per annum commencing June 1, 2001. However, as the loan was non-recourse to the Partnership, it was not expected that any accrued interest would be satisfied out of assets other than the property. In early August 2001, the lender notified the Partnership that a receiver was appointed to take possession of and manage the property.

     Based on information received from the receiver, occupancy at the 301
N. Main Building (formerly the Wachovia Bank Building) was approximately 10% and the Phillips Building was vacant (approximately 6% combined) as of March 31, 2003. Prior to December 31, 1995, substantially all of the 301 North Main Building was leased to one tenant, the Wachovia Bank, which vacated all such space prior to 2002. Wachovia Bank, which had also leased the entire Phillips Building, vacated its space upon the expiration of its leases for such building (approximately 178,700 square feet in January 2002 and approximately 90,000 square feet in February 2002).

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

     In October 2002, the Partnership became aware of an offer from an unaffiliated third party to purchase the property for $2 million. The lender did not pursue this offer, however, as a matter of prudent accounting practice, and in recognition that the property had not yet been sold despite continued efforts to do so, the Partnership recorded a provision for value impairment in 2002 of $3,871,962 in order to reduce the carrying value of the property to approximately $2 million.

     During the first quarter of 2003, the Venture was notified that the lender was marketing its mortgage loan for sale. The Venture was advised that the lender sold the loan to a third party on March 17, 2003. The Venture then entered negotiations with the new third party lender with the goal of having the new lender take title to the property as soon as practicable. As a result of such negotiations, the new lender and the Venture entered into certain agreements whereby the Venture agreed to facilitate an expeditious transfer of title, and each party agreed to provide general releases to the other. Consequently, the new lender began legal proceedings to realize upon its security in the properties and took possession of the property on May 1, 2003. Reference is made to the subsection entitled "Subsequent Events" for a further discussion of the disposition of the property. As a result of the disposition of the property, the Partnership expects to liquidate its affairs in 2003 barring unforseen circumstances.

     The Partnership will be required to remit to the state tax authorities withholding for income taxes due as a result of its surrender of the property to the new lender. This withholding amount is currently estimated to be approximately $650,000.


ADJUSTMENTS

     In reliance on the accuracy of the financial information provided by the receiver of the property as to rental income and property operating expenses, and also subject to the fact that it is the lender (not the Partnership) that determines fair value of the property through its authority to enter into a sale transaction, in the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 2003 and for the three months ended March 31, 2003.

SUBSEQUENT EVENT

     During the first quarter of 2003, the Venture was notified that the lender was marketing its mortgage loan for sale. The Venture was advised that the lender sold the loan to a third party on March 17, 2003. The Venture then entered negotiations with the new third party lender with the goal of having the new lender take title to the property as soon as practicable. As a result of such negotiations, the new lender and the Venture entered into certain agreements whereby the Venture agreed to facilitate an expeditious transfer of title, and each party agreed to provide general releases to the other. Consequently, the new lender began legal proceedings to realize upon its security in the property. On
April 16, 2003, the Partnership and the third party lender entered into a foreclosure agreement in which, among other things, the Venture waived a foreclosure hearing. The foreclosure sale occurred on April 16, 2003 at which the third party lender was the highest bidder and after a certain redemption period, title was transferred to the new lender on May 1, 2003. In connection therewith, the Partnership entered into a mutual release agreement with the third party lender which, among other things, released the Venture from liability under the mortgage loan. As a result of the disposition of the property, the Partnership expects to liquidate its affairs in 2003 barring unforeseen circumstances.

     As a result of the transfer of title of the property to the lender, the Partnership expects to recognize a gain on disposition of property and gain on discharge of indebtedness and write off of venture partner's subordinated equity aggregating approximately $30,000,000 for financial reporting purposes. The Partnership also expects to recognize a gain of approximately $10,500,000 for Federal income tax purposes for 2003. Additionally, the Partnership will be required to remit to the state tax authorities withholding for income taxes due as a result of its surrender of the properties to the mortgage lender. This withholding amount is currently estimated to be approximately $650,000.

     As a result of the disposition of the 301 N. Main Building and Phillips Building, after May 1, 2003, there will be no further rental income, interest income from the property, mortgage and other interest expense, property operating expenses (including provision for property impairment) or venture partner's share of venture's operations recorded for the property in the consolidated financial statements of the Partnership, which for the Partnership's most recent fiscal year (the year ended December 31, 2002) were approximately $1,435,000, $1,000, $3,281,000,
$5,636,000 and $4,199,000, respectively. For the three months ended March 31, 2003, the Partnership's consolidated financial statements reflected rental income, interest income, mortgage and other interest, property operating expenses and venture partner's share of venture's operations of approximately $232,000, $0, $820,000, $512,000 and $280,000, respectively.
Also, as a result of the disposition of the property, there will be no further assets and liabilities related to the property in the Partnership's consolidated financial statements, which at March 31, 2003, consisted of restricted funds and other current assets of approximately $143,000, properties held for sale or disposition of approximately $2,012,000, current liabilities of approximately $23,873,000, tenant security deposits of approximately $27,000 and venture partner's subordinated equity in venture of approximately $8,273,000. The Partnership's future operations are expected to consist primarily of interest income and administrative expenses until the Partnership's winding up and termination as the property was the Partnership's last remaining investment property.

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

     At March 31, 2003, the Partnership had cash and cash equivalents of approximately $3,491,000. Such funds are available for distributions to partners, payment of withholding for taxes upon disposal of the 301 North Main Building and Phillips Building, and working capital requirements. Due to the re-leasing issues at the 301 N. Main Building and Phillips Building, the venture defaulted on its mortgage loan, and the properties were no longer a source of liquidity. In such regard, reference is made to the Partnership's property specific discussions above. The venture's mortgage obligation was a non-recourse loan secured by the investment property and therefore, the Partnership and its venture partner were not personally liable for the payment of the mortgage indebtedness.

     In October 2002, the Partnership became aware of an offer from an unaffiliated third party to purchase the property for $2 million. The lender did not pursue this offer, however, as a matter of prudent accounting practice, and in recognition that the property had not yet been sold despite continued efforts to do so, the Partnership recorded a provision for value impairment in 2002 of $3,871,962 in order to reduce the carrying value of the property to approximately $2 million.

     During the first quarter of 2003, the Venture was notified that the lender was marketing its mortgage loan for sale. The Venture was advised that the lender sold the loan to a third party on March 17, 2003. The Venture then entered negotiations with the new third party lender with the goal of having the new lender take title to the property as soon as practicable. As a result of such negotiations, the new lender and the Venture entered into certain agreements whereby the Venture agreed to facilitate an expeditious transfer of title, and each party agreed to provide general releases to the other. Consequently, the new lender began legal proceedings to realize upon its security in the property. On April 16, 2003, the Partnership and the third party lender entered into a foreclosure agreement in which, among other things, the Venture waived a foreclosure hearing. The foreclosure sale occurred on April 16, 2003 at which the third party lender was the highest bidder and after a certain redemption period, title was transferred to the new lender on May 1, 2003. In connection therewith, the Partnership entered into a mutual release agreement with the third party lender which, among other things, released the Venture from liability under the mortgage loan. As a result of the disposition of the property, the Partnership expects to liquidate its affairs in 2003 barring unforeseen circumstances. Reference is made to the subsection entitled "Subsequent Events" in the Notes to the Financial Statements filed with this report for a further discussion of the disposition of the property.

RESULTS OF OPERATIONS

     The increase in interest, rents and other receivable, at March 31, 2003 as compared to December 31, 2002 is primarily due to the timing of receipt of rental revenues at the 301 North Main Building.

     The decrease in prepaid expenses at March 31, 2003 as compared to December 31, 2002 is due to the timing of payment of insurance premiums at the 301 North Main and Phillips Buildings.

     The increase in advances from lender at March 31, 2003 as compared to December 31, 2002 is primarily due to cash advances made by the lender in the first quarter of 2003 for operating expenses at the property.

     The increase in accrued interest at March 31, 2003 as compared to December 31, 2002 is primarily due to the Partnership's decision to cease making debt service payments as of June 1, 2001, and also due to the Partnership accruing interest at the default rate of 18% on the mortgage loan of the 301 North Main and Phillips Buildings as of June 1, 2001.

     The increase in accrued real estate taxes at March 31, 2003 as compared to December 31, 2002 is primarily due to the timing of the payment of real estate taxes at the 301 North Main and Phillips Buildings.

     The decrease in rental income for the three months ended March 31, 2003 as compared to the same period in 2002 is primarily due to the decrease in occupancy at the 301 North Main and Phillips Buildings.

     The decrease in interest income for the three months ended March 31, 2003 as compared to the same period in 2002 is primarily due to lower interest rates in 2003.

     The increase in property operating expenses for the three months ended March 31, 2003 as compared to the same period in 2002 is primarily due to increased costs for insurance and provision of doubtful accounts at the 301
N. Main and Phillips buildings in 2003.

     The increase in professional services for the three months ended March 31, 2003 as compared to the same period in 2002 is primarily due to increased legal fees related to issues relating to the receivership at the 301 N. Main and Phillips Buildings and higher fees for accounting services in 2003.

     The increase in general and administrative expenses for the three months ended March 31, 2003 as compared to the same periods in 2002 is primarily due to an increase in certain administrative costs during 2003.

     The increase in venture partner's share of venture's operations for the three months ended March 31, 2003 as compared to the same period in 2002 is due to the allocation to the venture partner of 100% of the loss recognized during 2003 at the 301 N. Main Building and Phillips Building.


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

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     On August 6, 2001, an action entitled STATE STREET BANK AND TRUST COMPANY, AS TRUSTEE, FOR THE REGISTERED HOLDERS OF FDIC REMIC TRUST 1994-C1, COMMERCIAL MORTGAGE PASSTHROUGH CERTIFICATES, SERVICES 1994-C1 v. WACHOVIA BUILDING ASSOCIATES was initiated in the Superior Court Division of the General Court of Justice for the County of Forsyth, State of North Carolina. In the proceeding, State Street Bank and Trust Company ("State Street"), as the trustee for the owners of the beneficial interests in the entity (the "Noteholder") holding the mortgage note secured by the 301 North Main Street (formerly Wachovia Bank) and Phillips Buildings (collectively, the "Property") sought the appointment of a receiver to take possession, manage and collect the rents and income of the Property. The joint venture (the "Venture") that owned the Property had not made the scheduled debt service payments on the mortgage note since June 2001 due to the then current and anticipated vacancy at the Property.

     On August 6, 2001, the Court entered an order appointing a temporary receiver for the Property. Subsequently, the Venture entered into negotiations with the receiver and State Street in order to avoid a contested final hearing. As a result of such negotiations, in consideration for, among other things, the right to petition for a hearing from and after April 2002 if the Noteholder failed to diligently pursue foreclosure and for a provision limiting the liability of the Venture in all contracts relating to the Property, the Venture decided not to contest the final hearing at which the order making the appointment of the receiver was made permanent, and such order was entered on November 13, 2001. As a result, the Venture no longer had possession or control of the Property. The receiver had been marketing the property for sale. After the contract for sale that had previously been entered into was terminated, the lender notified the Venture that it was examining its alternatives with respect to the property. As indicated above, the lender sold its loan on March 17, 2003, rather than effect a foreclosure or attempt to sell the property to a third party, which would have extended the period of time needed for the property to be sold and for the Partnership to be wound up. On May 1, 2003, title to the property was transferred to the new lender.

     Given the non-recourse nature of both the loan and the indemnities provided by the Venture in connection therewith, the Partnership had believed (although there was no assurance in that regard) that these efforts were unlikely to increase liabilities to the Partnership or the venture with respect to the property. However, the Venture and the Partnership continued to expend resources to monitor these efforts and continue in existence. Furthermore, the court overseeing the receivership may not have permitted the receivership to continue indefinitely considering that the lender had not moved toward foreclosure as it had represented to the court that it would. As reported earlier, title to the property was held by 301 Main, LLC, which was substantially without assets other than the property. In the event that the receivership may have been terminated by the Court, there may have been no entity that was willing and capable of continuing to operate the property, which may have caused third-party claims to arise against the property and further prolonged the period until the property was sold. In order to avoid such a scenario, the Partnership explored certain alternatives with the goal of effecting a faster resolution of these matters, finally culminating in the transfer of title described above.

     The Partnership is not subject to any other material legal proceedings.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Partnership has not made debt service payments on the mortgage note secured by the 301 North Main Building and Phillips Building since June 1, 2001. As a result, the mortgage loan is in default as of June 1, 2001 and matured November 2001. As of March 31, 2003, aggregate amounts due to the lender were approximately $23,775,000 including certain default interest and advances. The lender sold the loan to a third party on March 17, 2003. On May 1, 2003, title to the property was transferred to the new lender. Reference is made to the subsection entitled "301 North Main Building and Phillips Building" in Notes to the Financial Statements filed with this report for a further discussion of the default under the mortgage note secured by the 301 North Main Building and Phillips Building, which discussion is hereby incorporated herein by reference.


     ITEM 5.  OTHER INFORMATION

                               OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 2002:

                             2002                       2003
                  -------------------------  -------------------------
                    At     At     At    At     At    At     At     At
                   3/31   6/30   9/30 12/31   3/31  6/30   9/30  12/31
                   ----   ----   ---- -----   ----  ----  -----  -----
301 North Main
 Building and
 Phillips Building
  Winston-Salem,
  North Carolina. .  7%     7%     6%    6%     6%

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

          3-B. Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus is hereby incorporated herein by reference to the Partnership's Report for June 30, 2002 on Form 10-Q (File No. 0-
                   8716) dated August 12, 2002.

          10-A. Disposition documents relating to the foreclosure of the 301 N. Main Building and Phillips Building are filed herewith.

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


                JMB INCOME PROPERTIES, LTD. - V

                BY:   JMB Realty Corporation
                      (Managing General Partner)


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 14, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of JMB Income Properties, Ltd. - V by the following person in the capacity and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: May 14, 2003




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

Date:May 14, 2003

                            /s/ H. Rigel Barber
                            ----------------------------
                            Principal Executive Officer





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

Date:May 14, 2003

                            /s/ Gailen J. Hull
                            ----------------------------
                            Principal Accounting Officer