Form 10-Q
period 2003-06-30
JMB INCOME PROPERTIES LTD V
filed 2003-08-14
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 2003        Commission file #0-8716




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

                      CONSOLIDATED BALANCE SHEETS

                  JUNE 30, 2003 AND DECEMBER 31, 2002
                              (UNAUDITED)


                                ASSETS
                                ------


                                          JUNE 30,       DECEMBER 31,
                                            2003            2002
                                         -----------     -----------

Current assets:
  Cash and cash equivalents . . . . .    $ 3,423,018       3,581,097
  Restricted funds. . . . . . . . . .          --             74,370
  Interest, rents and
    other receivables . . . . . . . .          2,980          30,383
  Prepaid expenses. . . . . . . . . .          --             65,181
                                         -----------     -----------
        Total current assets. . . . .      3,425,998       3,751,031
                                         -----------     -----------

Property held for sale or
  disposition . . . . . . . . . . . .          --          2,011,943
                                         -----------     -----------

        Total investment properties .          --          2,011,943
                                         -----------     -----------

                                         $ 3,425,998       5,762,974
                                         ===========     ===========

                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                CONSOLIDATED BALANCE SHEETS - CONTINUED



         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------


                                          JUNE 30,       DECEMBER 31,
                                            2003            2002
                                         -----------     -----------
Current liabilities:
  Current portion of long-term debt .    $     --         18,229,266
  Accounts payable. . . . . . . . . .         24,408         103,356
  Advances from lender. . . . . . . .          --            575,975
  Accrued interest. . . . . . . . . .          --          3,928,494
                                         -----------     -----------
        Total current liabilities . .         24,408      22,837,091
Tenant security deposits. . . . . . .          --             27,333
                                         -----------     -----------
Commitments and contingencies

        Total liabilities . . . . . .         24,408      22,864,424

Venture partner's subordinated
  equity in venture . . . . . . . . .          --          8,552,987

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative net earnings (loss). .      6,271,062       4,142,636
    Cumulative cash distributions . .     (5,922,062)     (5,922,062)
                                         -----------     -----------
                                             350,000      (1,778,426)
                                         -----------     -----------
  Limited partners (38,410 interests):
    Capital contributions,
      net of offering costs . . . . .     34,926,505      34,926,505
    Cumulative net earnings (loss). .     56,575,799      29,648,198
    Cumulative cash distributions . .    (88,450,714)    (88,450,714)
                                         -----------     -----------
                                           3,051,590     (23,876,011)
                                         -----------     -----------
        Total partners' capital
          accounts (deficits) . . . .      3,401,590     (25,654,437)
                                         -----------     -----------
                                         $ 3,425,998       5,762,974
                                         ===========     ===========















     See accompanying notes to consolidated financial statements.

                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF OPERATIONS

           THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                         THREE MONTHS ENDED       SIX MONTHS ENDED
                               JUNE 30,               JUNE 30,
                        ---------------------- ---------------------
                           2003        2002       2003       2002
                        ----------- ---------- ---------- ----------
Income:
 Rental income. . . . . $    66,240    197,292    298,035  1,040,528
 Interest income. . . .       9,339     15,746     19,370     33,046
 Other income . . . . .      12,182      --        13,857      --
                        ----------- ---------- ---------- ----------
                             87,761    213,038    331,262  1,073,574
                        ----------- ---------- ---------- ----------
Expenses:
 Mortgage interest. . .     273,439    820,317  1,093,756  1,640,634
 Property operating
  expenses. . . . . . .     152,661    478,753    664,719    957,677
 Professional
  services. . . . . . .      49,394     39,742    104,364     83,768
 General and
  administrative. . . .      31,894     20,412     67,745     48,011
                        ----------- ---------- ---------- ----------
                            507,388  1,359,224  1,930,584  2,730,090
                        ----------- ---------- ---------- ----------
                           (419,627)(1,146,186)(1,599,322)(1,656,516)
Venture partner's
 share of venture's
 operations . . . . . .      86,421      --       366,684      --
                        ----------- ---------- ---------- ----------
    Earnings before
     gain on disposi-
     tion of invest-
     ment property. . .    (333,206)(1,146,186)(1,232,638)(1,656,516)

Gain on disposition
 of investment property,
 net of venture
 partner's share. . . .  30,288,665      --    30,288,665      --
                        ----------- ---------- ---------- ----------
    Net earnings
     (loss) . . . . . . $29,955,459 (1,146,186)29,056,027 (1,656,516)
                        =========== ========== ========== ==========
    Net earnings (loss)
     per limited
     partnership
     interest:
      Earnings (loss)
       before gain on
       disposition of
       investment
       property . . . . $     (8.42)    (28.87)    (31.13)    (41.73)
      Gain on disposi-
       tion of invest-
       ment property,
       net of venture
       partner's share.      732.19      --        732.19      --
                        ----------- ---------- ---------- ----------
        Net earnings
          (loss). . . . $    723.77     (28.87)    701.06     (41.73)
                        =========== ========== ========== ==========

     See accompanying notes to consolidated financial statements.

                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                              (UNAUDITED)



                                               2003           2002
                                           -----------     ----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . .    $29,056,027     (1,656,516)
  Items not requiring (providing)
   cash or cash equivalents:
    Venture partner's share of
      venture's operations. . . . . . .       (366,684)         --
    Gain on disposition of investment
      property, net of venture
      partner's share . . . . . . . . .    (30,288,665)         --
  Changes in:
    Restricted funds. . . . . . . . . .         47,107        162,470
    Interest, rents and other
      receivables . . . . . . . . . . .          8,277         (1,761)
    Prepaid expenses. . . . . . . . . .         50,666         51,955
    Accounts payable. . . . . . . . . .        (10,994)       (24,413)
    Advances from lender. . . . . . . .        211,508          --
    Accrued interest  . . . . . . . . .      1,093,756      1,240,634
    Accrued real estate taxes . . . . .         77,986        108,405
    Tenant security deposits. . . . . .         (1,235)           245
                                            ----------     ----------
        Net cash provided by (used in)
          operating activities. . . . .       (122,251)      (118,981)
                                            ----------     ----------

Cash flows from investing activities:
  Additions to investment property. . .        (35,828)         --
                                            ----------     ----------
        Net cash provided by (used in)
          operating activities. . . . .        (35,828)         --
                                            ----------     ----------

        Net increase (decrease) in
          cash and cash equivalents . .       (158,079)      (118,981)
        Cash and cash equivalents,
          beginning of year . . . . . .      3,581,097      3,741,367
                                            ----------     ----------
        Cash and cash equivalents,
          end of period . . . . . . . .     $3,423,018      3,622,386
                                            ==========     ==========

Supplemental disclosure of cash flow
 information:
    Cash paid for mortgage interest .       $    --           400,000
                                            ==========     ==========











     See accompanying notes to consolidated financial statements.

                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 2003 AND 2002

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

     In accordance with the Partnership's plan to dispose of its sole remaining property, debt service payments were suspended as of June 1, 2001. As of that date, the property was again identified as held for sale or disposition and accordingly, the property was no longer being depreciated as of that date.

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

     On January 1, 2003, the Partnership adopted SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145, among other things, amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. The adoption of SFAS No. 145 did not have an effect on the Partnership's financial statements presented.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 2003 and for the six months ended June 30, 2003 and 2002 were as follows:

                                                         Unpaid at
                                                          June 30,
                                      2003      2002       2003
                                     ------    ------    ---------

Insurance commissions . . . . . .    $ --         298        --
                                     ======    ======      ======

     Any amounts deferred or payable to the General Partners and their affiliates do not bear interest.

301 NORTH MAIN BUILDING AND PHILLIPS BUILDING

     In December 1999, in partial settlement of certain defaults of the Partnership's venture partner under the venture agreement, the Partnership and the venture partner entered into an agreement (the "Option Agreement"), effective January 1, 1999, under which the Partnership was given the option to purchase the venture partner's interest on or before January 31, 2002 (which option must have been exercised on or before December 31, 2001). Such option has expired. If the Partnership had exercised its option, the purchase price for the interest would have been $230,000 and the Partnership would have released the venture partner from its obligation to make certain contributions. As a result of the negotiations, and in consideration of the venture partner granting a full release to the Partnership and the Venture, the Partnership and venture partner also concurrently entered into a forbearance agreement, under which the Partnership agreed to not pursue its legal remedies against the venture partner for its default related to such obligation until November 1, 2000, subject to further extension. The Partnership has not pursued and does not intend to pursue such legal remedies, as they have been of little practical value because the venture partner's obligations permit recourse only to the venture partner's interest in the Venture which has no value, in part because such agreements specify that the venture partner's share of distributions would be paid to the Partnership after December 1999 and the foreclosure of the property did not generate proceeds to the Venture.

     As a result of the December 1999 amendment to the venture agreement referred to above, profits and losses generally have been allocated based on the ratio of distributions (actual distributions plus any distributions deemed to have been made) to the partners. For the year ended December 31, 2002 and the six month period ended June 30, 2003, 100% of the property operating losses recognized during 2002 and 2003 have been allocated to the venture partner for financial reporting purposes.

     The Venture had been marketing space in the 301 North Main Building and the Phillips Building (collectively, the "property") to prospective replacement tenants but was not successful in its efforts due to the lack of large space users in this market. Re-leasing the vacant space in the buildings would have required major renovation to the buildings as well as significant tenant improvements which, in turn, would have been contingent upon the Partnership obtaining financing for these tenant replacement costs. The Partnership therefore determined not to commit any additional funds to the property due to the low likelihood of achieving a return on such funds. As a result, the Partnership decided not to continue making debt service payments as of June 1, 2001. The mortgage loan went into default as of June 1, 2001 and matured in November 2001, and in accordance with default provisions of the mortgage loan agreement, the Partnership has recorded interest upon the loan balance at the default rate of 18% per annum commencing June 1, 2001. However, as the loan was non-recourse to the Partnership, it was not expected that any accrued interest would be satisfied out of assets other than the property. In early August 2001, the lender notified the Partnership that a receiver was appointed to take possession of and manage the property.

     Based on information received from the receiver, occupancy at the 301
N. Main Building (formerly the Wachovia Bank Building) was approximately 8% and the Phillips Building was vacant (yielding occupancy of approximately 5% combined) as of April 30, 2003. Prior to December 31, 1995, substantially all of the 301 North Main Building was leased to one tenant, the Wachovia Bank, which vacated all such space prior to 2002. Wachovia Bank, which had also leased the entire Phillips Building, vacated its space upon the expiration of its leases for such building (approximately 178,700 square feet in January 2002 and approximately 90,000 square feet in February 2002).

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

     During the first quarter of 2003, the Venture was notified that the lender was marketing its mortgage loan for sale. The Venture was advised that the lender sold the loan to a third party on March 17, 2003. The Venture then entered negotiations with the new third party lender with the goal of having the new lender take title to the property as soon as practicable. As a result of such negotiations, the new lender and the Venture entered into certain agreements whereby the Venture agreed to facilitate an expeditious transfer of title, and each party agreed to provide general releases to the other. Consequently, the new lender began legal proceedings to realize upon its security in the property. On
April 16, 2003, the Partnership and the third party lender entered into a foreclosure agreement in which, among other things, the Venture waived a foreclosure hearing. The foreclosure sale occurred on April 16, 2003. The third party lender was the highest bidder at such date and, after the required redemption period, title was transferred to the new lender on May 1, 2003. In connection therewith, the Partnership entered into a mutual release agreement with the third party lender which, among other things, released the Venture from liability under the mortgage loan. As a result of the disposition of the property, the Partnership expects to liquidate its affairs in 2003 barring unforeseen circumstances.

     As a result of the transfer of title of the property to the lender, the Partnership recognized a gain on disposition of property and gain on discharge of indebtedness and write off of venture partner's subordinated equity aggregating approximately $30,289,000 for financial reporting purposes. The Partnership also expects to recognize a gain of approximately $10,500,000 for Federal income tax purposes for 2003. Additionally, the Partnership will be required to remit, on behalf of the partners, to the state tax authorities withholding for income taxes due as a result of its surrender of the properties to the mortgage lender. This withholding amount is currently estimated to be approximately $650,000.

ADJUSTMENTS

     During 2003, a reallocation of current year's gains was made among the partners for financial reporting purposes. Such reallocation did not have an effect on total assets, total partners' capital or net earnings.

     In reliance on the accuracy of the financial information provided by the receiver of the property as to rental income and property operating expenses, and also subject to the fact that it is the lender (not the Partnership) that determines fair value of the property through its authority to enter into a sale transaction, in the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 2003 and for the three and six months ended June 30, 2003.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning the Partnership's investments.

     The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.

     At June 30, 2003, the Partnership had cash and cash equivalents of approximately $3,423,000. Such funds are available for distributions to partners, for payment of withholding for income taxes as a result of the Partnership's disposal of the 301 North Main Building and Phillips Building, and for working capital requirements. Due to the re-leasing issues at the 301 N. Main Building and Phillips Building, the venture defaulted on its mortgage loan, and the property was no longer a source of liquidity. In such regard, reference is made to the Partnership's property specific discussions above. The venture's mortgage obligation was a non-recourse loan secured by the investment property and therefore, the Partnership and its venture partner were not personally liable for the payment of the mortgage indebtedness.

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

     During the first quarter of 2003, the Venture was notified that the lender was marketing its mortgage loan for sale. The Venture was advised that the lender sold the loan to a third party on March 17, 2003. The Venture then entered negotiations with the new third party lender with the goal of having the new lender take title to the property as soon as practicable. As a result of such negotiations, the new lender and the Venture entered into certain agreements whereby the Venture agreed to facilitate an expeditious transfer of title, and each party agreed to provide general releases to the other. Consequently, the new lender began legal proceedings to realize upon its security in the property. On
April 16, 2003, the Partnership and the third party lender entered into a foreclosure agreement in which, among other things, the Venture waived a foreclosure hearing. The foreclosure sale occurred on April 16, 2003. The third party lender was the highest bidder at such date and, after the required redemption period, title was transferred to the new lender on May 1, 2003. In connection therewith, the Partnership entered into a mutual release agreement with the third party lender which, among other things, released the Venture from liability under the mortgage loan. As a result of the disposition of the property, the Partnership expects to liquidate its affairs in 2003 barring unforeseen circumstances.

     As a result of the transfer of title of the property to the lender, the Partnership recognized a gain on disposition of property and gain on discharge of indebtedness and write off of venture partner's subordinated equity aggregating approximately $30,289,000 for financial reporting purposes. The Partnership also expects to recognize a gain of approximately $10,500,000 for Federal income tax purposes for 2003. Additionally, the Partnership will be required to remit, on behalf of the partners, to the state tax authorities withholding for income taxes due as a result of its surrender of the properties to the mortgage lender. This withholding amount is currently estimated to be approximately $650,000.

     The Partnership's future operations are expected to consist primarily of interest income and administrative expenses until the Partnership's winding up and termination as the property was the Partnership's last remaining investment property. However, although no claims have been asserted or threatened against the Partnership that have not been resolved, there can be no assurance that no claims will be made against the Partnership prior to the winding up of its affairs.

RESULTS OF OPERATIONS

     Significant fluctuations between periods in the accompanying consolidated financial statements are primarily the result of the disposition of the Partnership's interest in the 301 N. Main and Phillips Buildings in May 2003. Reference is made to the Notes in the accompanying consolidated financial statements for discussions of such disposition.

     The decrease in accounts payable at June 30, 2003 as compared to December 31, 2002 is primarily due to the disposition of the Partnership's interest in the 301 N. Main and Phillips Buildings in May 2003 and also to the timing of payments for certain expenses of the Partnership, primarily accounting services, in 2002 and 2003.

     The decrease in rental income for the six months ended June 30, 2003 as compared to the same period in 2002 is primarily due to the decrease in occupancy at the 301 North Main and Phillips Buildings during the first quarter of 2002. The decrease in rental income for the three months ended June 30, 2003 as compared to the same period in 2002 is primarily due to the disposition of the 301 N. Main and Phillips Buildings in May 2003.

     The decrease in interest income for the three and six months ended June 30, 2003 as compared to the same periods in 2002 is primarily due to lower interest rates on the Partnership's invested funds in 2003.

     Other income for the three and six months ended June 30, 2003 is primarily due to the collection in May 2003 of approximately $12,000 related to litigation with former tenants of a formerly owned property.

     The increase in professional services for the three and six months ended June 30, 2003 as compared to the same periods in 2002 is primarily due to increased legal fees related to issues pertaining to the receivership at and disposition of the 301 N. Main and Phillips Buildings and an increase in fees for accounting services in 2003.

     The increase in general and administrative expenses for the three and six months ended June 30, 2003 as compared to the same periods in 2002 is primarily due to an increase in certain administrative costs during 2003.

     Venture partner's share of venture's operations for the three and six months ended June 30, 2003 is due to the allocation to the venture partner of 100% of the operating loss recognized during 2003 at the 301 N. Main Building and Phillips Building.

     ITEM 4.  CONTROLS AND PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act") promulgated thereunder, the principal executive officer and the principal financial officer of the Partnership have evaluated the effectiveness of the Partnership's disclosure controls and procedures (which do not include those of the receiver or the lender of the 301 North Main Building and Phillips Building) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in this report was recorded, processed, summarized and reported within the time period specified in the applicable rules and form of the Securities and Exchange Commission for this report.



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


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Partnership has not made debt service payments on the mortgage note secured by the 301 North Main Building and Phillips Building since June 1, 2001. As a result, the mortgage loan was in default as of June 1, 2001 and matured November 2001. As of April 30, 2003, aggregate amounts due to the lender were approximately $24,039,000 including certain default interest and advances. The lender sold the loan to a third party on March 17, 2003. On May 1, 2003, title to the property was transferred to the new lender. Reference is made to the subsection entitled "301 North Main Building and Phillips Building" in Notes to the Consolidated Financial Statements filed with this report for a further discussion of the default under the mortgage note secured by the 301 North Main Building and Phillips Building, which discussion is hereby incorporated herein by reference.


     ITEM 5.  OTHER INFORMATION

                               OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 2003:

                             2002                       2003
                  -------------------------  -------------------------
                    At     At     At    At     At    At     At     At
                   3/31   6/30   9/30 12/31   3/31  6/30   9/30  12/31
                   ----   ----   ---- -----   ----  ----  -----  -----
301 North Main
 Building and
 Phillips Building
  Winston-Salem,
  North Carolina. .  7%     7%     6%    6%     6%   N/A

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

          10-A. Disposition documents relating to the foreclosure of the 301 N. Main Building and Phillips Building are hereby incorporated herein by reference to the Partnership's Report for March 31, 2003 on Form 10-Q (File No. 0-8716) dated May 14, 2003.

          31. Certifications pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission are filed herewith.

          32. Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

    (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                JMB INCOME PROPERTIES, LTD. - V

                BY:   JMB Realty Corporation
                      (Managing General Partner)


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 13, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of JMB Income Properties, Ltd. - V by the following person in the capacity and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: August 13, 2003