Form 10-Q
period 2003-09-30
JMB INCOME PROPERTIES LTD V
filed 2003-11-13
CIK 202240

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 2003   Commission file #0-8716




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

                      CONSOLIDATED BALANCE SHEETS

               SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                              (UNAUDITED)


                                ASSETS
                                ------


                                       SEPTEMBER 30,     DECEMBER 31,
                                           2003             2002
                                       -------------     -----------

Current assets:
  Cash and cash equivalents . . . . .    $ 3,395,177       3,581,097
  Restricted funds. . . . . . . . . .          --             74,370
  Interest, rents and
    other receivables . . . . . . . .          2,490          30,383
  Prepaid expenses. . . . . . . . . .          --             65,181
                                         -----------     -----------
        Total current assets. . . . .      3,397,667       3,751,031
                                         -----------     -----------

Property held for sale or
  disposition . . . . . . . . . . . .          --          2,011,943
                                         -----------     -----------

        Total investment properties .          --          2,011,943
                                         -----------     -----------

                                         $ 3,397,667       5,762,974
                                         ===========     ===========

                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                CONSOLIDATED BALANCE SHEETS - CONTINUED



         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------


                                       SEPTEMBER 30,     DECEMBER 31,
                                           2003             2002
                                       -------------     -----------
Current liabilities:
  Current portion of long-term debt .    $     --         18,229,266
  Accounts payable. . . . . . . . . .         46,262         103,356
  Advances from lender. . . . . . . .          --            575,975
  Accrued interest. . . . . . . . . .          --          3,928,494
                                         -----------     -----------
        Total current liabilities . .         46,262      22,837,091
Tenant security deposits. . . . . . .          --             27,333
                                         -----------     -----------
Commitments and contingencies

        Total liabilities . . . . . .         46,262      22,864,424

Venture partner's subordinated
  equity in venture . . . . . . . . .          --          8,552,987

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative net earnings (loss). .      6,271,062       4,142,636
    Cumulative cash distributions . .     (5,922,062)     (5,922,062)
                                         -----------     -----------
                                             350,000      (1,778,426)
                                         -----------     -----------
  Limited partners (38,410 interests):
    Capital contributions,
      net of offering costs . . . . .     34,926,505      34,926,505
    Cumulative net earnings (loss). .     56,525,614      29,648,198
    Cumulative cash distributions . .    (88,450,714)    (88,450,714)
                                         -----------     -----------
                                           3,001,405     (23,876,011)
                                         -----------     -----------
        Total partners' capital
          accounts (deficits) . . . .      3,351,405     (25,654,437)
                                         -----------     -----------
                                         $ 3,397,667       5,762,974
                                         ===========     ===========















     See accompanying notes to consolidated financial statements.

                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF OPERATIONS

        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                            THREE MONTHS ENDED     NINE MONTHS ENDED
                              SEPTEMBER 30,          SEPTEMBER 30,
                         ---------------------- ---------------------
                            2003        2002       2003       2002
                         ----------- ---------- ---------- ----------
Income:
 Rental income. . . . . .$     --       204,267    298,035  1,244,795
 Interest income. . . . .      7,613     14,886     26,983     47,932
 Other income . . . . . .      --        13,000     13,857     13,000
                         ----------- ---------- ---------- ----------
                               7,613    232,153    338,875  1,305,727
                         ----------- ---------- ---------- ----------
Expenses:
 Mortgage interest. . . .      --       820,317  1,093,756  2,460,951
 Provision for value
  impairment. . . . . . .      --     3,871,962      --     3,871,962
 Property operating
  expenses. . . . . . . .      --       373,803    664,719  1,331,480
 Professional services. .     38,641     13,065    143,005     96,833
 General and
  administrative. . . . .     19,157     12,454     86,902     60,465
                         ----------- ---------- ---------- ----------
                              57,798  5,091,601  1,988,382  7,821,691
                         ----------- ---------- ---------- ----------
                             (50,185)(4,859,448)(1,649,507)(6,515,964)
Venture partner's
 share of venture's
 operations . . . . . . .      --         --       366,684      --
                         ----------- ---------- ---------- ----------
    Earnings before
     gain on disposition
     of investment
     property . . . . . .    (50,185)(4,859,448)(1,282,823)(6,515,964)

Gain on disposition of
 investment property,
 net of venture
 partner's share. . . . .      --         --    30,288,665      --
                         ----------- ---------- ---------- ----------
    Net earnings (loss) .$   (50,185)(4,859,448)29,005,842 (6,515,964)
                         =========== ========== ========== ==========

    Net earnings (loss)
     per limited part-
     nership interest:
      Earnings (loss)
       before gain on
       disposition of
       investment
       property . . . . .$     (1.27)   (122.42)    (32.40)   (164.15)
      Gain on disposition
       of investment
       property, net of
       venture partner's
       share. . . . . . .       (.04)     --        732.15      --
                         ----------- ---------- ---------- ----------
        Net earnings
          (loss). . . . .$     (1.31)   (122.42)    699.75    (164.15)
                         =========== ========== ========== ==========

     See accompanying notes to consolidated financial statements.

                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                              (UNAUDITED)



                                              2003            2002
                                           -----------     ----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . .    $29,005,842     (6,515,964)
  Items not requiring (providing)
   cash or cash equivalents:
    Venture partner's share of
      venture's operations. . . . . . .       (366,684)         --
    Gain on disposition of investment
      property, net of venture
      partner's share . . . . . . . . .    (30,288,665)         --
    Provision for value impairment. . .          --         3,871,962
  Changes in:
    Restricted funds. . . . . . . . . .         47,107        208,694
    Interest, rents and other
      receivables . . . . . . . . . . .          8,767         (7,886)
    Prepaid expenses. . . . . . . . . .         50,666        (46,726)
    Accounts payable. . . . . . . . . .         10,860        148,498
    Advances from lender. . . . . . . .        211,508          --
    Accrued interest  . . . . . . . . .      1,093,756      2,060,951
    Accrued real estate taxes . . . . .         77,986        162,608
    Tenant security deposits. . . . . .         (1,235)          (874)
                                           -----------     ----------
        Net cash provided by (used in)
          operating activities. . . . .       (150,092)      (118,737)
                                           -----------     ----------

Cash flows from investing activities:
  Additions to investment property. . .        (35,828)         --
                                           -----------     ----------
        Net cash provided by (used in)
          investing activities. . . . .        (35,828)         --
                                           -----------     ----------

        Net increase (decrease) in
          cash and cash equivalents . .       (185,920)      (118,737)
        Cash and cash equivalents,
          beginning of year . . . . . .      3,581,097      3,741,367
                                           -----------     ----------
        Cash and cash equivalents,
          end of period . . . . . . . .    $ 3,395,177      3,622,630
                                           ===========     ==========

Supplemental disclosure of cash flow
 information:
    Cash paid for mortgage interest .      $     --           400,000
                                           ===========     ==========










     See accompanying notes to consolidated financial statements.

                    JMB INCOME PROPERTIES, LTD. - V
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2003 AND 2002

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2002, which are included in the Partnership's 2002 Annual Report on Form 10-K (File No. 0-8716) filed on March 31, 2003, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 2002 Annual Report on Form 10-K.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     In accordance with SFAS No. 144, long-lived assets, such as property, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in an amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

     In accordance with the Partnership's plan to dispose of its sole remaining property, debt service payments were suspended as of June 1, 2001. As of that date, the property was again identified as held for sale or disposition and, accordingly, the property was no longer being depreciated as of that date.

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

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 2003 and for the nine months ended September 30, 2003 and 2002 were as follows:
                                                        Unpaid at
                                                       September 30,
                                      2003      2002      2003
                                     ------    ------  -------------

Insurance commissions . . . . . .    $ --      12,305        --
                                     ======    ======      ======

     Any amounts deferred or payable to the General Partners and their affiliates do not bear interest.

301 NORTH MAIN BUILDING AND PHILLIPS BUILDING

     In December 1999, in partial settlement of certain defaults of the Partnership's venture partner under the venture agreement, the Partnership and the venture partner entered into an agreement (the "Option Agreement"), effective January 1, 1999, under which the Partnership was given the option to purchase the venture partner's interest on or before January 31, 2002 (which option must have been exercised on or before December 31, 2001). Such option has expired. If the Partnership had exercised its option, the purchase price for the interest would have been $230,000 and the Partnership would have released the venture partner from its obligation to make certain contributions. As a result of the negotiations, and in consideration of the venture partner granting a full release to the Partnership and the Venture, the Partnership and venture partner also concurrently entered into a forbearance agreement, under which the Partnership agreed to not pursue its legal remedies against the venture partner for its default related to such obligation until November 1, 2000, subject to further extension. The Partnership has not pursued and does not intend to pursue such legal remedies, as they would be of little practical value because the venture partner's obligations permit recourse only to the venture partner's interest in the Venture which has no value, in part because such agreements specify that the venture partner's share of distributions would be paid to the Partnership after December 1999 and the foreclosure of the property did not generate proceeds to the Venture.

     As a result of the December 1999 amendment to the venture agreement referred to above, profits and losses generally have been allocated based on the ratio of distributions (actual distributions plus any distributions deemed to have been made) to the partners. For the year ended December 31, 2002 and the nine month period ended September 30, 2003, 100% of the property operating losses recognized during 2002 and 2003 have been allocated to the venture partner for financial reporting purposes.

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

     Based on information received from the receiver, occupancy at the 301
N. Main Building (formerly the Wachovia Bank Building) was approximately 8% and the Phillips Building was vacant (yielding occupancy of approximately 5% combined) as of April 30, 2003. Prior to December 31, 1995, substantially all of the 301 North Main Building was leased to one tenant, Wachovia Bank, which vacated all such space prior to 2002. Wachovia Bank, which had also leased the entire Phillips Building, vacated its space upon the expiration of its leases for such building (approximately 178,700 square feet in January 2002 and approximately 90,000 square feet in February 2002).

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

     In October 2002, the Partnership became aware of an offer from an unaffiliated third party to purchase the property for $2 million. The lender did not pursue this offer; however, as a matter of prudent accounting practice, and in recognition that the property had not yet been sold despite continued efforts to do so, the Partnership recorded a provision for value impairment in 2002 of $3,871,962 in order to reduce the carrying value of the property to approximately $2 million.

     During the first quarter of 2003, the Venture was notified that the lender was marketing its mortgage loan for sale. The Venture was advised that the lender sold the loan to a third party on March 17, 2003. The Venture then entered negotiations with the new third party lender with the goal of having the new lender take title to the property as soon as practicable. As a result of such negotiations, the new lender and the Venture entered into certain agreements whereby the Venture agreed to facilitate an expeditious transfer of title, and each party agreed to provide general releases to the other. Consequently, the new lender began legal proceedings to realize upon its security in the property. On
April 16, 2003, the Partnership and the third party lender entered into a foreclosure agreement in which, among other things, the Venture waived a foreclosure hearing. The foreclosure sale occurred on April 16, 2003. The third party lender was the highest bidder at such date and, after the required redemption period, title was transferred to the new lender on May 1, 2003. In connection therewith, the Partnership entered into a mutual release agreement with the third party lender which, among other things, released the Venture from liability under the mortgage loan. As a result of the disposition of the property, the Partnership expects to liquidate its affairs during the fourth quarter of 2003, barring unforeseen circumstances.

     As a result of the transfer of title of the property to the lender, the Partnership recognized a gain on disposition of property aggregating approximately $30,289,000 for financial reporting purposes, which gain included the discharge of indebtedness and write off of venture partner's subordinated equity. The Partnership also expects to recognize a gain of approximately $10,500,000 for Federal income tax purposes for 2003. Additionally, the Partnership will be required to remit, on behalf of the partners, to the state tax authorities withholding amounts for income taxes due as a result of its surrender of the properties to the mortgage lender. This withholding amount is currently estimated to aggregate approximately $650,000.

ADJUSTMENTS

     During 2003, a re-allocation of current year's gain was made among the partners for financial reporting purposes. Such re-allocation did not have an effect on total assets, total partners' capital or net earnings.

     In reliance on the accuracy of the financial information provided by the receiver of the property as to rental income and property operating expenses, and also subject to the fact that it is the lender (not the Partnership) that determines fair value of the property through its authority to enter into a sale transaction, in the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning the Partnership's investments.

     At September 30, 2003, the Partnership had cash and cash equivalents of approximately $3,395,000. Such funds are available for distributions to partners, for payment of withholding for income taxes as a result of the Partnership's disposal of the 301 North Main Building and Phillips Building, and for working capital requirements. Due to the re-leasing issues at the 301 N. Main Building and Phillips Building, the venture defaulted on its mortgage loan, and the property was no longer a source of liquidity. In such regard, reference is made to the Partnership's property specific discussions above. The venture's mortgage obligation was a non-recourse loan secured by the investment property and, therefore, the Partnership and its venture partner were not personally liable for the payment of the mortgage indebtedness.

     In October 2002, the Partnership became aware of an offer from an unaffiliated third party to purchase the property for $2 million. The lender did not pursue this offer; however, as a matter of prudent accounting practice, and in recognition that the property had not yet been sold despite continued efforts to do so, the Partnership recorded a provision for value impairment in 2002 of $3,871,962 in order to reduce the carrying value of the property to approximately $2 million.

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

     As a result of the transfer of title of the property to the lender, the Partnership recognized a gain on disposition of property aggregating approximately $30,289,000 for financial reporting purposes, which gain included the discharge of indebtedness and write off of venture partner's subordinated equity. The Partnership also expects to recognize a gain of approximately $10,500,000 for Federal income tax purposes for 2003. Additionally, the Partnership will be required to remit, on behalf of the partners, to the state tax authorities withholding amounts for income taxes due as a result of its surrender of the properties to the mortgage lender. This withholding amount is currently estimated to aggregate approximately $650,000.

     As a result of the disposition of the Partnership's last remaining investment property, the Partnership's future operations are expected to consist primarily of interest income, fees for professional services and administrative expenses until the Partnership's winding up and termination, which is expected to occur during the fourth quarter of 2003, barring unforeseen circumstance. However, although no claims have been asserted or threatened against the Partnership that have not been resolved, there can be no assurance that no claims will be made against the Partnership prior to the winding up of its affairs.

RESULTS OF OPERATIONS

     Significant fluctuations between periods in the accompanying consolidated financial statements are primarily the result of the disposition of the Partnership's interest in the 301 N. Main and Phillips Buildings in May 2003. Reference is made to the Notes in the accompanying consolidated financial statements for discussions of such disposition.

     The decrease in rental income for the nine months ended September 30, 2003 as compared to the same period in 2002 is primarily due to a decrease in occupancy at the 301 North Main and Phillips Buildings during the first quarter of 2002 and to the disposition of the property in May 2003. The decrease in rental income for the three months ended September 30, 2003 as compared to the same period in 2002 is due to the disposition of the property in May 2003. None of such rental income generated any cash proceeds for the Partnership.

     The decreases in interest income for the three and nine months ended September 30, 2003 as compared to the same periods in 2002 are primarily due to lower interest rates on the Partnership's invested funds in 2003.

     Other income for the nine months ended September 30, 2003 is primarily due to the collection in May 2003 of approximately $12,000 related to litigation with former tenants of a formerly owned property. Other income for the three and nine months ended September 30, 2002 represents the return to the Partnership of a payroll imprest fund related to a formerly owned property in the third quarter of 2002.

     The increases in professional services for the three and nine months ended September 30, 2003 as compared to the same periods in 2002 are primarily due to increased legal and other professional fees related to issues pertaining to the receivership at and disposition of the 301 N. Main and Phillips Buildings in 2003.

     The increases in general and administrative expenses for the three and nine months ended September 30, 2003 as compared to the same periods in 2002 are primarily due to an increase in certain administrative costs in 2003.

     Venture partner's share of venture's operations for the nine months ended September 30, 2003 is due to the allocation to the venture partner of 100% of the operating loss recognized during 2003 at the 301 N. Main Building and Phillips Building.

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

     Given the nonrecourse nature of both the loan and the indemnities provided by the Venture in connection therewith, the Partnership had believed (although there was no assurance in that regard) that these efforts were unlikely to increase liabilities to the Partnership or the venture with respect to the property. However, the Venture and the Partnership continued to expend resources to monitor these efforts and continue in existence. Furthermore, the court overseeing the receivership may not have permitted the receivership to continue indefinitely considering that the lender had not moved toward foreclosure as it had represented to the court that it would. As reported earlier, title to the property was held by 301 Main, LLC, which was substantially without assets other than the property. In the event that the receivership may have been terminated by the Court, there may have been no entity that was willing and capable of continuing to operate the property, which may have caused third-party claims to arise against the property and further prolonged the period until the property was sold. In order to avoid such a scenario, the Partnership explored certain alternatives with the goal of effecting a faster resolution of these matters, finally culminating in the transfer of title described above.

     The Partnership is not subject to any other material legal proceedings.


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Partnership had not made debt service payments on the mortgage note secured by the 301 North Main Building and Phillips Building since June 1, 2001. As a result, the mortgage loan was in default as of June 1, 2001 and matured November 2001. As of April 30, 2003, aggregate amounts due to the lender were approximately $24,039,000 including certain default interest and advances. The lender sold the loan to a third party on March 17, 2003. On May 1, 2003, title to the property was transferred to the new lender. Reference is made to the subsection entitled "301 North Main Building and Phillips Building" in Notes to the Consolidated Financial Statements filed with this report for a further discussion of the default under the mortgage note secured by the 301 North Main Building and Phillips Building, which discussion is hereby incorporated herein by reference.


     ITEM 5.  OTHER INFORMATION

                               OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 2003:

                             2002                       2003
                  -------------------------  -------------------------
                    At     At     At    At     At    At     At     At
                   3/31   6/30   9/30 12/31   3/31  6/30   9/30  12/31
                   ----   ----   ---- -----   ----  ----  -----  -----
301 North Main
 Building and
 Phillips Building
  Winston-Salem,
  North Carolina. .  7%     7%     6%    6%     6%   N/A    N/A

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


                JMB INCOME PROPERTIES, LTD. - V

                BY:   JMB Realty Corporation
                      (Managing General Partner)


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 14, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of JMB Income Properties, Ltd. - V by the following person in the capacity and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: November 14, 2003